Form 10-Q
period 2021-09-30
Integral Acquisition Corp 1
filed 2021-12-22
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
667 Madison Avenue
New York, New York 10065
(Address of Principal Executive Offices, including zip code)
(212)
209-6132
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one half of one redeemable warrant	INTEU	The NASDAQ Stock Market LLC

Class A common stock, $0.0001 par value	INTE	The NASDAQ Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common stock at an exercise price of $11.50	INTEW	The NASDAQ Stock Market LLC

As of December 21, 2021, there were 11.500,000 shares of Class A common stock, $0.0001 par value, and 2,875,000 shares of Class B common stock, $0.0001 par value, of the registrant issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act):    Yes  ☒    No  ☐

INTEGRAL ACQUISITION CORPORATION 1
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three-months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholder’s Deficit for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 16, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4.	Controls and Procedures	25

Part II. Other Information		26

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

Part III. Signatures		27

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Cash	$59,762

Total current assets	59,762
Deferred offering costs	248,841

Total assets	$308,603

Liabilities and Stockholder’s Deficit
Promissory Note - Related Party	$287,913
Accrued Expenses - Related Party	25,000

Total current liabilities	312,913

Forward Purchase Agreement liability	1,012,663

Total liabilities	1,325,576

Commitments and Contingencies (Note 6)

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and Outstanding
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	—
Accumulated deficit	(1,017,261)

Total stockholder’s deficit	(1,016,973)

Total Liabilities and Stockholder’s Deficit	$308,603

(1)
Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 16, 2021 (inception) through September 30, 2021
Formation and operating costs	$11,262	$29,310
Loss from operations	(11,262)	(29,310)
Unrealized gain on change in fair value of Forward Purchase Agreement liability	1,272	1,272

Net loss	$(9,990)	$(28,038)

Basic and diluted weighted average shares outstanding (1)	2,500,000	2,500,000

Basic and diluted net loss per common share	$0.00	$(0.01)

(1)
Excludes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares (1)	Amount	Capital	Deficit	Deficit
Balance as of February 16, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsors	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(18,048)	(18,048)

Balance as of June 30, 2021 (unaudited)	2,875,000	$288	$24,712	$(18,048)	$6,952

Net loss	—	—	—	(9,990)	(9,990)
Initial classification of forward purchase agreement liability			(1,013,935)	—	(1,013,935)
Reclass negative equity to accumulated deficit			989,223	(989,223)	—

Balance as of September 30, 2021 (unaudited)	2,875,000	$288	$—	$(1,017,261)	$(1,016,973)

(1)
Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(28,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized gain on change in fair value of Forward Purchase Agreement liability	(1,272)
Formation costs paid by Sponsor	18,048
Change in accrued expenses - related party	25,000

Net cash provided by operating activities	$13,738

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	252,950
Deferred offering costs	(206,926)

Net cash provided by financing activities	46,024

Net change in cash	59,762
Cash, beginning of the period	—

Cash, end of the period	$59,762

Supplemental disclosure of non-cash financing activities:
Initial classification of Forward Purchase Agreement liability	$1,013,935
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$24,275

Deferred offering costs paid by Sponsor under the promissory note	$17,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.
As of September 30, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
Sponsor and Financing
The Company’s sponsor is Integral Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, the Company, consummated its IPO of 11,500,000 units, including 1,500,000 units issued upon exercise in full by the underwriter of its option to purchase additional units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common stock”), and one-half
of one redeemable warrant of the Company (a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. which is discussed in Note 3.
Simultaneously with the closing of the IPO the Company completed the private sale of an aggregate of 4,950,000 warrants, including 90,000 warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Unit, generating gross proceeds to the Company of $4,950,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Offering costs amounted to $10,758,309 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the Founder Shares acquired by the Anchor Investors of $3,386,739, and $556,570 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter), and was all charged to stockholders’ deficit.
Upon the closing of the IPO and the private placement, $116,725,000 has been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A common stock sold in the IPO, at their redemption value of $10.15 per share.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, $10.15 per Unit sold in the IPO, including the proceeds of the private placement warrants, is held in a Trust Account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the private placement warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete an initial Business Combination within 18 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.15 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters.
The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company will have only 18 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote their Founder Shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the IPO will enable it to sustain operations for a period of at least one-year
from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated. Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements is issued and therefore substantial doubt has been alleviated.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from February 16, 2021 (inception) to February 16, 2021 as filed with the SEC on November 4, 2021, and the Company’s report on Form
8-K,
which contains the Company’s audited balance sheet and notes thereto as of November 5, 2021, as filed with the SEC on November 17, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies
but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Deferred Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1.
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs amounted to $10,758,309 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the Founder Shares acquired by the Anchor Investors of $3,386,739, and $556,570 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter), and was all charged to temporary deficit.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $59,762, and no cash equivalents as of September 30, 2021.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
Level 2—Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Forward Purchase Agreement liability
The Company accounts for the 3,000,000 forward purchase shares (as described in Note 6) issued pursuant to the forward purchase agreements (the “FPA”) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the FPA shares do not meet the criteria for equity treatment thereunder, each FPA share must be recorded as a liability. Accordingly, the Company classifies each FPA share as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the FPA liability will be adjusted to fair value, with the change in fair value recognized in the statement of operations.

Income Taxes
The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction.
The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the period from February 16, 2021 (inception) through September 30, 2021.
Common Stock Subject to Possible Redemption
All of the 11,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Loss Per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis. On February 16, 2021, the date of the Company’s inception, the Company adopted the new standard.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
On November 5, 2021, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit which included the exercise of the underwriters’ over-allotment option to purchase an additional 1,500,000 Units at the initial public offering price to cover over-allotments. Each Unit had an offering price of $10.00 and consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half
of one warrant of the Company. Each full Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share.
Following the closing of the IPO on November 5, 2021, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Note 4 — Private Placement
On November 5, 2021, simultaneously with the closing of the IPO, the Company completed the private sale of 4,950,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $4,950,000.
A portion of the proceeds from the Private Placement Warrants has been added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
The Private Placement Warrants will not be redeemable by the Company. The holders of the Private Placement Warrants have the option to exercise the Private Placement Warrants on a cashless basis. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO.

Note 5 — Related Party Transactions
Founder Shares
On February 16, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). Up to 375,000 of the Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. At the IPO, the underwriters fully exercised their over-allotment option resulting in no founder shares being subject for forfeiture.
In connection with the IPO, the Anchor Investors, collectively, acquired from the Sponsor in the aggregate 500,000 Founder Shares. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, offering cost associated with the IPO includes $3,386,739 of excess value of the anchor investors. The valuation of $6.78 per Founder Share (or $3,391,739 in the aggregate) of the anchor investors was reduced by $0.01 per founder share (or $5,000 in the aggregate), the price paid for the founder shares. The valuation was determined using an internal Monte Carlo simulation model.
The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A common stocks issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the
“Lock-up”).
Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, the Founder Shares will be released from the
Lock-up
if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Company’s initial Business Combination.
Promissory Note — Related Party
On February 16, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. At the time of the closing of the IPO, the Sponsor was over paid $138,493 on the loan and this amount is due from the Sponsor.
Related Party Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest
basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
At September 30, 2021,
$25,000
was due from the Company to a related party. This amount is non-interest bearing and due upon demand. This amount was repaid upon the closing of the IPO.
Administrative Fees
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies
Registration and Stockholder Rights
The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of this offering, (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of this offering and the shares of Class A common stock underlying such private placement warrants, (iii) private placement warrants that may be issued upon conversion of working capital loans and (iv) the forward purchase shares that may be purchased pursuant to the related forward purchase agreements will have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial business combination pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter Agreement
The underwriters’ were due a commission of $0.20 per unit, or $2,000,000 in the aggregate, on the first 10,000,000 Units sold in the IPO and the commission was capped at $2,000,000. On November 5, 2021, the Company paid a cash underwriting commissions of $2,000,000.
The underwriters are entitled to deferred underwriting commissions of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per unit per Unit sold thereafter , or $6,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.
Anchor Investment
Certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of the Company’s management team, the Sponsor or any other anchor investor)(the “Anchor Investors”), have purchased an aggregate of approximately $60.8 million of the units in the IPO at the public offering price. There can be no assurance that the Anchor Investors will retain their Units prior to or upon the consummation of the initial Business Combination. In addition, none of the Anchor Investors has any obligation to vote any of their public shares in favor of the initial Business Combination.
The anchor investors have not been granted any stockholder or other rights that are in addition to those granted to our other public stockholders, and will only be issued equity interests in our sponsor, with no right to control our sponsor or vote or dispose of any securities held by our sponsor. Further, unlike some anchor investor arrangements of other blank check companies, the anchor investors are not required to (i) hold any units, Class A common stock or warrants they may purchase in this offering or thereafter for any amount of time, (ii) vote any shares of Class A common stock they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The anchor investors will have the same rights to the funds held in the trust account with respect to the Class A common stock underlying the units they may purchase in the IPO as the rights afforded to the Company’s other public stockholders. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, offering cost associated with the IPO includes $3,386,739 of excess value of the anchor investors. The valuation of $6.78 per Founder Share (or $3,391,739 in the aggregate) of the anchor investors was reduced by $0.01 per founder share (or $5,000 in the aggregate), the price paid for the founder shares.
Forward Purchase Shares
Crescent Park, which is one of the Company’s Anchor Investors, and Carnegie Park have agreed, as the forward purchasers pursuant to their respective forward purchase agreements entered into with the Company, to purchase up to 2,500,000 shares of Class A common stock in the case of Crescent Park and up to 500,000 shares of Class A common stock in the case of Carnegie Park (referred to herein as the forward purchase shares) at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the forward purchase shares that are purchased in the manner described below) for gross proceeds up to

$30,000,000 in the aggregate if all of the forward purchase shares are purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the forward purchase shares are purchased at $9.20 per share or up to a lower amount in the aggregate if all of the forward purchase shares are purchased at less than $9.20 per share) in private placements that occurred concurrently with the consummation of the initial Business Combination.
The price to be paid for forward purchase shares will be reduced to or below $9.20 per share in the following circumstances:

•
to $9.20 if the aggregate purchase price paid by the forward purchaser at $
10.00
per share would exceed the lesser of (i) a specified dollar amount and (ii) a specified percentage of the aggregate purchase price paid by the purchasers of the SPAC’s Class A common stock in private placements that occur on or prior to the date of the SPAC’s initial business combination (“PIPEs”);

•
and to below $
9.20
if the price per share in any PIPE is less than $
9.20
(in which case the price per share paid by the forward purchaser will be at an
8
% discount from the price per share in such PIPE).

One of the forward purchasers and/or its affiliates is expected to purchase the Company’s public units. If such forward purchaser and/or any of its affiliates sell more than 50% of the aggregate number of the public units purchased in the IPO or, following the separate trading of the public shares and the public warrants, the public shares that are a component of the public units that are purchased by the forward purchaser or any of its affiliates in the IPO, in sales that are consummated on or prior to the initial business combination, then the price per share for the forward purchase shares will remain at $10.00 per share for forward purchase shares in an aggregate number equal to the number of public units and public shares sold by the forward purchaser and/or its affiliates in such manner.
The following assumptions were utilized in the determination of fair value for the FPA liability:

•
Each forward purchase share is one share of the Company’s Class A common stock. No payment is due from the forward purchaser until immediately before the initial business combination. The purchase price is $
10.00
per forward purchase share, subject to the discounted purchase price. The discounted purchase price is either at $
9.20
per share or at an 8% discount to the PIPE price if the PIPE is priced below $9.20.

•
The conditions upon obtaining a $9.20 purchase price are within the control of the holder of the forward purchase share (the “FPA holder”) because the FPA holder will control the aggregate purchase price of the forward purchase shares to be purchased by the FPA holder and, in the case of the forward purchaser that is expected to purchase public units, such forward purchaser and its affiliates will control whether such forward purchaser and its affiliates sell or redeem more than 50% of the public units (or, following the separate trading of the public shares and the public warrants, the public shares) on or prior to the initial business combination. The FPA holder that is expected to purchase public units is assumed to have no negative economic impact from not selling or redeeming more than 50% of the public units (or, following the separate trading of the public shares and the public warrants) on or prior to the initial business combination since such forward purchaser would be selling at market price, without knowledge of future pricing, so that not selling or redeeming and realizing the
8
% discount to market price on its future purchase is actually a positive feature to such FPA holder. Therefore, the Company’s management assumed that the likelihood of the FPA holder to have a $
10.00
purchase price is de minimus.

•	Management assumed a PIPE would be priced below $9.20 per share only 5% of the time and would be priced at $9.00 per share when it is priced below $ 9.20 per share.
The purchase of forward purchase shares by Crescent Park and Carnegie Park as the forward purchasers pursuant to their respective forward purchase agreements will be subject to their respective internal approval processes and the other closing conditions set forth in their respective forward purchase agreements. Since the decision whether or not to purchase the forward purchase shares will be in the sole discretion of the forward purchasers, there can be no assurance that such purchases will be consummated.
Each of the forward purchasers has the right to transfer all or a portion of its rights and obligation to purchase the forward purchase shares to one or more transferees who are affiliates of the forward purchaser (the “forward transferees”), subject to compliance with applicable securities laws. Any such forward transferee will be subject to the same terms and conditions under the relevant forward purchase agreement. The forward purchase shares will be identical to the shares of Class A common stock underlying the units being sold in the IPO, except that they will be subject to certain registration rights and transfer restrictions. The funds from the sale of the forward purchase shares will be used as part of the consideration to the sellers in the initial Business Combination and any excess funds will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and is intended to provide the Company with a minimum funding level for the initial Business Combination.
Note 7— Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were no shares of Class A common stock issued or outstanding.
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At September 30, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.
The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination including, without limitation, the forward purchase shares issued pursuant to the forward purchase agreement, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one
basis.
Warrants—Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), provided that such exemption is available.
Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	In whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination (other than any forward purchase shares) at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.
The Company accounts for the 10,700,000 warrants issued in connection with the IPO (comprised of 5,750,000 Public Warrants and 4,950,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Note 8 — Recurring Fair Value Measurements
The Company’s FPA liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. At September 30, 2021, the FPA liability was determined to be $1,012,663 and is classified within Level 3 of the fair value hierarchy.
The Forward Purchase Agreements are accounted for as liabilities in accordance with ASC
815-40
and are presented within Forward Purchase Agreement liability on the Condensed Balance Sheet. The FPA liability is measured at fair value at inception of the instrument (August 23, 2021) and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.
Measurement
On September 30, 2021 and August 23, 2021, the Company used a Probability Weighted Expected Return (PWER) model to value the FPA liability.
The key inputs into the modified PWER model for the FPA liability were as follows:

Input	September 30, 2020	August 23, 2021
Probability of successful business combination	$85%	$85%
Likelihood by 3/31/2022	25%	$25%
Likelihood by 3/31/2023	50%	50%
Likelihood by 3/31/2023	25%	25%
Risk-free rate	0.16%	0.09%
Stock price	$10.00	$10.00
Estimated term remaining (years)	1.37	1.10
Volatility	14.0%	14.0%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA liability classified as Level 3:

Fair value at August 23, 2021	$1,013,935
Change in fair value	(1,272)
Fair Value at September 30, 2021	$1,012,663
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the Company’s review, other than disclosed in the footnotes elsewhere and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On
November 5, 2021
, the Company sold 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 units, at a purchase price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. Simultaneously with the closing of the IPO the Company completed the private sale of an aggregate of 4,950,000 warrants, including 90,000 warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Unit, generating gross proceeds to the Company of $4,950,000. Offering costs amounted to $10,758,309 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the Founder Shares acquired by the Anchor Investors of $3,386,739, and $556,570 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter), and was all charged to stockholders’ deficit.

On November 11, 2021, the Sponsor paid $138,493 to the Company bringing the balance due from the
Sponsor to $0.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Integral Acquisition Corporation 1. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a newly organized blank check company incorporated on February 16, 2021 as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
Our sponsor is Integral Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 2, 2021. On November 5, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 units, at a purchase price of $10.00 per Unit. Offering costs amounted to $10,758,309 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the Founder Shares acquired by the Anchor Investors of $3,386,739, and $556,570 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter), and was all charged to temporary equity.
Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 4,950,000 warrants, including 90,000 warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Unit, generating gross proceeds to the Company of $4,950,000.
Upon the closing of the IPO, management has agreed that an amount equal to at least $10.15 per Unit sold in the IPO, including the proceeds of the private placement warrants, will be held in a Trust Account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the private placement warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if we are unable to complete an initial Business Combination within 18 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

We will have only 18 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the IPO will enable it to sustain operations for a period of at least one-year
from the issuance date of these financial statements. Accordingly, substantial doubt about our ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated. Prior to the completion of the IPO, we lacked the liquidity needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. We have since completed our IPO at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to us for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statements are issued and therefore substantial doubt has been alleviated.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
As of September 30, 2021, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from February 16, 2021 (inception) to September 30, 2021, we had net loss of approximately $28,038, which consisted of formation and operating costs partially offset by an unrealized gain on the change in the fair value of the FPA liability of $1,272. For the three months ended September 30, 2021, we had a net loss of $9,990 consisting of operating costs partially offset by an unrealized gain on the change in the fair value of the FPA liability of $1,272.

Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date the Units are first listed on the Nasdaq, we have agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or its liquidation, we will cease paying these monthly fees.
Registration and Stockholder Rights
The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of this offering, (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of this offering and the shares of Class A common stock underlying such private placement warrants, (iii) private placement warrants that may be issued upon conversion of working capital loans and (iv) the forward purchase shares that may be purchased pursuant to the related forward purchase agreements will have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial business combination pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter Agreement
The underwriters’ were due a commission of $0.20 per unit, or $2,000,000 in the aggregate, on the first 10,000,000 Units sold in the IPO and the commission was capped at $2,000,000. On November 5, 2021, we paid a cash underwriting commissions of $2,000,000.
The underwriters are entitled to deferred underwriting commissions of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per unit per Unit sold thereafter , or $6,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.
Anchor Investment
Certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of the Company’s management team, the Sponsor or any other anchor investor)(the “Anchor Investors”), have purchased an aggregate of approximately $60.8 million of the units in the IPO at the public offering price. There can be no assurance that the Anchor Investors will retain their Units prior to or upon the consummation of the initial Business Combination. In addition, none of the Anchor Investors has any obligation to vote any of their public shares in favor of the initial Business Combination.
The anchor investors have not been granted any stockholder or other rights that are in addition to those granted to our other public stockholders, and will only be issued equity interests in our sponsor, with no right to control our sponsor or vote or dispose of any securities held by our sponsor. Further, unlike some anchor investor arrangements of other blank check companies, the anchor investors are not required to (i) hold any units, Class A common stock or warrants they may purchase in this offering or thereafter for any amount of time, (ii) vote any shares of Class A common stock they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The anchor investors will have the same rights to the funds held in the trust account with respect to the Class A common stock underlying the units they may purchase in the IPO as the rights afforded to the Company’s other public stockholders. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, offering cost associated with the IPO includes $3,386,739 of excess value of the anchor investors. The valuation of $6.78 per Founder Share (or $3,391,739 in the aggregate) of the anchor investors was reduced by $0.01 per founder share (or $5,000 in the aggregate), the price paid for the founder shares.

Forward Purchase Shares
Crescent Park, which is one of the Company’s Anchor Investors, and Carnegie Park have agreed, as the forward purchasers pursuant to their respective forward purchase agreements entered into with the Company, to purchase up to 2,500,000 shares of Class A common stock in the case of Crescent Park and up to 500,000 shares of Class A common stock in the case of Carnegie Park (referred to herein as the forward purchase shares) at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the forward purchase shares that are purchased in the manner described below) for gross proceeds up to $30,000,000 in the aggregate if all of the forward purchase shares are purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the forward purchase shares are purchased at $9.20 per share or up to a lower amount in the aggregate if all of the forward purchase shares are purchased at less than $9.20 per share) in private placements that occurred concurrently with the consummation of the initial Business Combination.
The price to be paid for forward purchase shares will be reduced to or below $9.20 per share in the following circumstances:

•
to $9.20 if the aggregate purchase price paid by the forward purchaser at $10.00 per share would exceed the lesser of (i) a specified dollar amount and (ii) a specified percentage of the aggregate purchase price paid by the purchasers of the SPAC’s Class A common stock in private placements that occur on or prior to the date of the SPAC’s initial business combination (“PIPEs”);

•
and to below $9.20 if the price per share in any PIPE is less than $9.20 (in which case the price per share paid by the forward purchaser will be at an 8% discount from the price per share in such PIPE).

One of the forward purchasers and/or its affiliates is expected to purchase the Company’s public units. If such forward purchaser and/or any of its affiliates sell more than 50% of the aggregate number of the public units purchased in the IPO or, following the separate trading of the public shares and the public warrants, the public shares that are a component of the public units that are purchased by the forward purchaser or any of its affiliates in the IPO, in sales that are consummated on or prior to the initial business combination, then the price per share for the forward purchase shares will remain at $10.00 per share for forward purchase shares in an aggregate number equal to the number of public units and public shares sold by the forward purchaser and/or its affiliates in such manner.
The following assumptions were utilized in the determination of fair value for the FPA liability:

•
Each forward purchase share is one share of the Company’s Class A common stock. No payment is due from the forward purchaser until immediately before the initial business combination. The purchase price is $10.00 per forward purchase share, subject to the discounted purchase price. The discounted purchase price is either at $9.20 per share or at an 8% discount to the PIPE price if the PIPE is priced below $9.20.

•
The conditions upon obtaining a $9.20 purchase price are within the control of the holder of the forward purchase share (the “FPA holder”) because the FPA holder will control the aggregate purchase price of the forward purchase shares to be purchased by the FPA holder and, in the case of the forward purchaser that is expected to purchase public units, such forward purchaser and its affiliates will control whether such forward purchaser and its affiliates sell or redeem more than 50% of the public units (or, following the separate trading of the public shares and the public warrants, the public shares) on or prior to the initial business combination. The FPA holder that is expected to purchase public units is assumed to have no negative economic impact from not selling or redeeming more than 50% of the public units (or, following the separate trading of the public shares and the public warrants) on or prior to the initial business combination since such forward purchaser would be selling at market price, without knowledge of future pricing, so that not selling or redeeming and realizing the 8% discount to market price on its future purchase is actually a positive feature to such FPA holder. Therefore, the Company’s management assumed that the likelihood of the FPA holder to have a $10.00 purchase price is de minimus.

•	Management assumed a PIPE would be priced below $9.20 per share only 5% of the time and would be priced at $9.00 per share when it is priced below $9.20 per share.
The purchase of forward purchase shares by Crescent Park and Carnegie Park as the forward purchasers pursuant to their respective forward purchase agreements will be subject to their respective internal approval processes and the other closing conditions set forth in their respective forward purchase agreements. Since the decision whether or not to purchase the forward purchase shares will be in the sole discretion of the forward purchasers, there can be no assurance that such purchases will be consummated.
Each of the forward purchasers has the right to transfer all or a portion of its rights and obligation to purchase the forward purchase shares to one or more transferees who are affiliates of the forward purchaser (the “forward transferees”), subject to compliance with applicable securities laws. Any such forward transferee will be subject to the same terms and conditions under the relevant forward purchase agreement. The forward purchase shares will be identical to the shares of Class A common stock underlying the units being sold in the IPO, except that they will be subject to certain registration rights and transfer restrictions. The funds from the sale of the forward purchase shares will be used as part of the consideration to the sellers in the initial Business Combination and any excess funds will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and is intended to provide the Company with a minimum funding level for the initial Business Combination.
Critical Accounting Policies
Deferred Offering Costs
We comply with the requirements of the ASC
340-10-S99-1.
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs amounted to $10,758,309 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the Founder Shares acquired by the Anchor Investors of $3,386,739, and $556,570 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter), and was all charged to stockholders’ deficit.
Forward Purchase Agreement liability
We account for the 3,000,000 forward purchase shares (as described in Note 6) issued pursuant to the forward purchase agreements (the “FPA”) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the FPA shares do not meet the criteria for equity treatment thereunder, each FPA share must be recorded as a liability. Accordingly, we classify each FPA share as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the FPA liability will be adjusted to fair value, with the change in fair value recognized in the statement of operations.
Common Stock Subject to Possible Redemption
All of the 11,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common stocks outstanding during the period, excluding common stocks subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stocks that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Warrants
We account for the 10,700,000 warrants issued in connection with the IPO (comprised of 5,750,000 Public Warrants and 4,950,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that the warrants described are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis. On February 16, 2021, the date of the Company’s inception, the Company adopted the new standard.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Inflation
We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
You should carefully consider the risk factors set forth in our Prospectus filed with the Securities and Exchange Commission on November 4, 2021, which could materially affect our business, financial position and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15(d)-14(a), under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL ACQUISITION CORPORATION 1

Date: December 21, 2021	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2021	/s/ Brittany Lincoln
	Name:	Brittany Lincoln
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)