Form 10-K
period 2021-12-31
Integral Acquisition Corp 1
filed 2022-04-01
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue New York, New York	10065
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
209-6132
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	INTEU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value	INTE	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	INTEW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on November 3, 2021, and the registrant’s shares of Class A common stock and warrants began trading on the Nasdaq Global Market on December 16, 2021. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on December 31, 2021, as reported on the Nasdaq Global Market was $112,930,000.
As of March 8, 2022 there were 11,500,000 shares of Class A common stock, par value $0.0001 per share and 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•
“anchor investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our management team, our sponsor or any other anchor investor) that purchased an aggregate of approximately $60.8 million of units in our initial public offering, and became a member of our sponsor at the closing of our initial public offering;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Carnegie Park” are to Carnegie Park Capital, LLC (and/or its affiliates), with which we have entered into a forward purchase agreement;

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•
“Crescent Park” are to Crescent Park Management, L.P. as the investment advisor to Crescent Park Master Fund, L.P., Crescent Park FOF Partners, L.P. and Crescent Park Global Equity Master Fund, L.P. (and/or their affiliates), with which we have entered into a forward purchase agreement;

•	“DGCL” are to the Delaware General Corporation Law;

•	“directors” are to our current directors;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Extension Period” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation;

•
“forward purchase agreements” are to the agreements providing for the sale of shares of Class A common stock to the forward purchasers in private placements that will close concurrently with the closing of our initial business combination;

•	“forward purchase shares” are to the shares of Class A common stock to be issued pursuant to the forward purchase agreements;

•	“forward purchasers” are to Carnegie Park and to Crescent Park as the purchasers under their respective forward purchase agreements;

•	“forward transferee” are to any affiliate to which a forward purchaser transfers any portion of its rights and obligations to purchase the forward purchase shares under its forward purchase agreement;

•
“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on November 5, 2021;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our executive officers and directors;

•	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

•	“Nasdaq” are to the Nasdaq Stock Market;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•
“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided, that each initial stockholder’s and member of our management team’s status as a “public stockholder” only exists with respect to such public shares;

•	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“Registration Statement” are to the Form S-1 filed with the SEC November 2, 2021 (File No. 333-257058), as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“representative” is to Wells Fargo Securities, LLC, the representative of the underwriters of our initial public offering;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPAC” refers to Special Purpose Acquisition Company;

•	“sponsor” are to Integral Sponsor LLC, a Delaware limited liability company.

•
“trust account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

•	“we,” “us,” “Company” or “our Company” are to Integral Acquisition Corporation 1.

PART I
Item 1. Business.
Overview
We are a blank check company incorporated in February 2021 as a Delaware corporation whose purpose is to affect our initial business combination.
While we may pursue an acquisition opportunity in any industry, sector, or geography, we have target and will continue to target a business combination with a technology-oriented company in Australia and/or New Zealand. We are one of only a few SPACs primarily focused on acquisition targets in Australia and/or New Zealand. We believe that Australia and New Zealand have economic and social environments suitable for companies to innovate and develop new technologies and/or business models with potential for international expansion. We have focused and will continue to focus on the rapidly growing universe of companies and entrepreneurs in Australia and/or New Zealand that apply technology and innovation to our everyday lives. Our management team possesses a synergistic combination of executive, strategic, operational, financial, and transactional experience in this region, and has demonstrated a track record of identifying and creating stockholder value at a wide array of technology, financial services, manufacturing, consulting, and fast-moving consumer goods companies. We believe that the experience and expertise of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the business following our initial business combination.
Our objective is to generate attractive returns for stockholders and enhance value through both operational improvements and new initiatives to expand the target business organically and/or by strategic acquisitions. Given our management team’s extensive work and business relationships throughout Australia and New Zealand, we have visibility into the growth prospects and developmental promise of numerous potentially attractive companies in the region. Our management team has decades of experience, under varying economic and financial market conditions, identifying and understanding the key fundamental theses of the businesses operating in our targeted geography and sector and how management teams can better execute on their stated strategies to deliver value. Our management team’s past experiences provide a differentiated set of skills that other companies and SPACs may not possess. We believe that our management team’s expertise, capabilities, and network in the region provide us with a significant advantage in identifying attractive investments and consummating an initial business combination that will be well-received in the public markets.
Initial Public Offering
On November 5, 2021, we consummated our initial public offering of 11,500,000 units. Each unit consists of one share of Class A common stock, and one-half
of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.
Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 4,950,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,950,000.
A total of $116,725,000, comprised of $113,000,000 of the proceeds from the initial public offering and a portion of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.
It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Enrique Klix, our Chief Executive Officer, and Brittany Lincoln, our Chief Financial Officer, who have many years of experience in identifying and understanding the key fundamental theses of the businesses operating in our targeted geography and sector. We must complete our initial business combination by May 5, 2023, 18 months from the closing of our initial public offering. If our initial business combination is not consummated by May 5, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

MARKET OPPORTUNITY
We believe that Australia and New Zealand have economic and social environments suitable for companies to develop new technologies and/or business models with potential for international expansion. With a population of approximately 25.7 million and a nominal gross domestic product (“GDP”) of $1.33 trillion in 2020, growing at an average annual compound growth rate of 5.6% per annum through 2025 (according to the International Monetary Fund), Australia presents an opportunity for investment with proper fundamentals. With a population of approximately 5.0 million and a GDP of $193.5 billion in 2020, growing at an average annual compound growth rate of 6.1% per annum through 2025 (according to the International Monetary Fund), New Zealand presents a comparable opportunity with similar fundamentals. Australia and New Zealand have similar levels of affluence and preferences to Westerners in larger markets. These countries speak English as a first language, have relatively high income per capita, and a strong rule of law and credit rating, combined with low levels of inflation and unemployment. More importantly, however, Australia and New Zealand have robust economies that maintain an entrepreneurial spirit, provide for significant availability of at-risk capital,
and are early adopters of technology. Prior to 2020, the Australian economy experienced just two years of negative growth during the previous six decades. Since its last recession in 1991, Australia’s growth rate has averaged 3.2%, which is higher than every other major developed economy in the world.
Australia and New Zealand completed 2020 with relatively low global debt levels and AAA and AA+ long-term foreign currency ratings, respectively, according to Standard & Poor’s as of March 2, 2021. Australia and New Zealand’s effective and proactive responses to the outbreak of COVID-19 have
shielded their economies from the global economic downturn experienced during 2020. Australia and New Zealand have been flexible and resilient economies, with strong social and political institutions, and open markets, which have helped them respond effectively to various manners of disruption.
The combined effects
of COVID-19 lockdowns
and economic support packages are swiftly changing the public debt profile of almost all economies. Australia and New Zealand entered 2020 with very low public debt, by international standards. In its April 2020 ‘Global Fiscal Monitor’ report, the International Monetary Fund stated that the Australian government and New Zealand government’s net debt was 23.2% and 8.0% of GDP in 2019, respectively. These figures are well below the 76.6% average for advanced economies. With low public sector debt, the governments of Australia and New Zealand are well positioned to support economic recovery.
When considering a wide range of economic, social, and political factors, Australia and New Zealand are two of the most globalized countries in the world. According to the KOF Globalization Index, Australia and New Zealand ranked 3 rd
 and 6
th
, respectively, in the Asia-Pacific region in 2020. The topmost globalized countries are Switzerland, Netherlands, Belgium, Sweden, and the United Kingdom. Globally, Australia and New Zealand were ranked 27 th
 and 39
th
, respectively, after the United States of America (25
th
) and above some major trading economies, such as South Korea (35 th
), Japan (36
th
), China (82
nd
), and India (90
th
).
Australia and New Zealand benefit from a diverse, highly skilled, and entrepreneurial workforce. As two of the most multicultural and multilingual countries in the world, Australia and New Zealand use their global ties to connect with the best the world has to offer. Australia and New Zealand are also two of the easiest places in the world to do business. According to the World Bank, Australia and New Zealand reached the 14 th
 and 1
st
 positions in the world, respectively, for ease of doing business in 2020.
As developed economies, Australia and New Zealand benefit from being part of a growing region of the world. Most of Australia and New Zealand’s principal export partners are located in Northeast Asia and Southeast Asia, and a network of 15 and 12 free trade agreements, respectively, gives businesses preferential access to fast-growing markets, including in the proximate Asian region.
The quality of governance in Australia and New Zealand ranks among the best in the world. These countries’ regulatory environment, rule of law, and relatively low level of corruption are all graded highly by the World Bank. Strong governance is key to economic growth and security, providing a drawcard for multinationals expanding their businesses or considering Australia or New Zealand as a base for expansion in the Asia-Pacific region.
Australia and New Zealand’s agricultural industries are highly efficient, and their clean, green produce generally fetch premium prices in Asian markets. Underpinning this robust economic performance are their sound financial systems, strong fiscal positions, and low government debts. This permits strategic private and public investment in future industries and infrastructure.
Australia and New Zealand’s transition to services-based economies is driving the development of new technologies in agriculture, education, financial services, health, and other sectors. Innovation includes the use of blockchain in finance, immersive simulation technologies in education, robotics in medical procedures, and the Internet of Things in agriculture. Australia is also recognized as a world leader in silicon-based quantum computing research.

Given the substantial and growing economies in Australia and New Zealand, we believe there are numerous privately funded targets held by investors looking to expeditiously exit their investments via the public markets over the next two years. We also believe many companies and investors in these sectors are evaluating their portfolios and reviewing candidates for potential divestitures, which might prove to be attractive business combination targets.
BUSINESS STRATEGY
Our strategy has been and will continue to be to identify and complete a business combination with a company with a presence in Australia and/or New Zealand with scalable technology and operations, a proven business model, and an established management team that is potentially looking to expand. The accelerated adoption of digital services and investment in technology infrastructure by consumers and enterprises is driving organizations to fortify their operations in an increasingly distributed environment. We believe many of these technology-oriented businesses could benefit from additional management experience to accelerate revenue growth, improve their operations, expand margins, and optimize their capital allocation decision-making process. These opportunities include, but are not limited to, businesses operating in industry sectors like artificial intelligence (“AI”), cybersecurity, data analytics, Internet of Things (“IoT”), quantum computing, and software-as-a-service (“SaaS”),
as well as technology-oriented companies seeking to improve and/or automate the delivery and use of services and/or products in the agricultural (“AgTech”), renewable energy sources (“CleanTech”), education (“EdTech”), finance (“FinTech”), governmental (“GovTech”), human resources (“HRTech”), legal and compliance (“LawTech”), property (“PropTech”), and waste management and recycling (“WasteTech”) sectors. We will also examine any sector cross-over with food, hardware, marketplaces, media, mining services, and telecommunications companies that engage in similarly progressive, exciting technologies, and new business models. We believe that companies operating in these areas have characteristics which make them attractive investments, including their underlying market size and growth dynamics.
Our business combination selection process has leveraged and will continue to leverage our management team’s broad and deep network of relationships, differentiated industry knowledge, prolific acquisition experience, and deal sourcing capabilities to access a wide spectrum of opportunities. Our management team members have developed this network over the past several decades while serving in executive roles at successful organizations. We believe that our management team will identify a business combination that will benefit from our experience, including:

•	Track record of operating, growing, and advising businesses in both public and private settings;

•
deep and broad relationships with and connectivity to chief executive officers, founders, entrepreneurs, family owners and venture capital and private equity sponsors in Australia and New Zealand to create a significant pipeline of proprietary opportunities;

•	the combination of having a local presence in the region with our market knowledge of the target sectors could serve as a source of competitive advantage when we approach potential target companies;

•	relationships with capital markets advisors, as well as experience raising both debt and equity capital across business cycles and geographies;

•	mergers and acquisitions track record of acquiring and integrating companies at attractive valuations across a wide range of sectors;

•
success of identifying private companies that would operate best as public companies, thoroughly and expeditiously preparing them to be public companies, as well as advising and leading them through and after an initial public offering;

•	long tenures of serving on leading public companies to effect change; and a

•	track record of expeditiously enhancing and exiting investments to deliver substantial stockholder value.
In addition to our own market knowledge and execution capabilities, we have selected a board of directors that comprises other leading executives who we expect will strengthen our expertise and broaden our network of relationships.
Mr. Klix, Mr. Cotton, Mr. Hutton, Mr. Javeri, and Ms. Thornton have leveraged and will continue to leverage their global network of relationships, deal sourcing capabilities and differentiated industry experience to access a wide range of proprietary opportunities and begin the process of pursuing and reviewing potential business combinations.

We believe our operational knowledge combined with experience in the private and public markets could potentially make us an attractive partner for companies seeking a clear and efficient path to listing on a national exchange in the United States of America. Some companies desire to have publicly traded shares to provide liquidity to employees and investors, create a currency for mergers and acquisitions, and/or enhance their profile for potential customers and business partners. We are confident that our relationships with private and institutional investors will help us ensure a smooth transition into the public capital markets for a target company.
ACQUISITION CRITERIA
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating potential business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to conduct a business combination with a company that we believe:

•	has a sustainable, leading market position in an attractive industry in Australia and/or New Zealand;

•	possesses significant competitive advantages via its disruptive business model and/or innovative product, service, or business;

•	has demonstrated operating stability and has a proven combination of systems, processes, and managerial talent;

•
has achieved or has the potential for significant long-term revenue or earnings growth through a combination of organic growth, synergistic add-on acquisitions,
new product markets and/or geographies, increased production capacity, expense reduction, and/or increased operating leverage;

•	has a committed, capable, and aligned management team that would benefit from the leadership and strategic vision of our management team; and

•	would benefit from being a publicly owned company and can effectively utilize the broader access to capital markets to help achieve the company’s business strategy and capital structure needs.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the Registration Statement, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.
In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, venture capital funds, and large business enterprises seeking to divest non-core assets
or divisions.
ACQUISITION PROCESS
In evaluating a prospective target business, we conduct an extensive due diligence review, which encompasses, as applicable and among other things, meetings with members of the target’s management and other employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We have called and will continue to call upon Mr. Klix, Mr. Cotton, Mr. Hutton, Mr. Javeri, and Ms. Thornton’s own experience, as well as their network of relationships with chief executive officers, board members, members of executive management teams, and entrepreneurs to provide specialized insights into their areas of expertise as well as leverage their operational and capital planning experience.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, certain of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officers or directors are or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
INITIAL BUSINESS COMBINATION
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.
We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
We have filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

CORPORATE INFORMATION
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (November 5, 2021), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds
$700 million as of the last business day of the most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock held by non-affiliates equals
or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates equals
to or exceeds $700 million as of the last business day of the most recently completed second fiscal quarter.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.
Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, certain of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Financial Position
With funds available for a business combination in the amount of $110,675,000, after payment of $6,050,000 of deferred underwriting fees, and gross proceeds up to $30,000,000 in the aggregate if all of the forward purchase shares are purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the forward purchase shares are purchased at $9.20 per share or up to a lower amount in the aggregate if all of the forward purchase shares are purchased at less than $9.20 per share), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a mixture of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.
Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes
Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	We issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

•
Any of our directors, officers, or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	The issuance or potential issuance of common stock will result in our undergoing a change of control.
Permitted Purchases of Our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors, or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors, or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information
not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or
Rule 10b-5 of
the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of December 31, 2021, the amount in the trust account was approximately $10.15 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.
Limitations on Redemptions
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances, or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.
If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will
have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 3,750,001, or 37.5%, of the 11,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). In the event that our anchor investors vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing of our initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with
Rule 10b5-1 to
purchase shares of our Class A common stock in the open market, in order to comply with
Rule 14e-5 under
the Exchange Act.
We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances, or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.
Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our stockholders’ ability to vote all of their shares (including excess shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights
As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by May 5, 2023.
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our initial public offering, or May 5, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by May 5, 2023 or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time
period or during any Extension Period.
Our initial stockholders, sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by May 5, 2023 or during any Extension Period. However, if our initial stockholders, sponsor, or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time
period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 5, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.
If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $ $1,309,165 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption
amount received by stockholders upon our dissolution would be approximately $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption
amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per public share due to reductions in the value of the trust assets, less taxes payable; provided, that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per public share and (ii the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.15 per share.
We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to $ $1,309,165 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2021, the amount held outside the trust account was $ $1,309,165.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 5, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 5, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by May 5, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 5, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some, or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by May 5, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 5, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition
In identifying, evaluating, and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees
We currently have two (2) executive officers: Enrique Klix and Brittany Lincoln. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly, and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (November 5, 2021), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds
$700 million as of the last business day of the most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.

Item 1A.	Risk Factors.
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•
there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•
Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•
The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

•
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 667 Madison Avenue, 5th floor, New York, New York 10065 and 152 Elizabeth Street, Melbourne, Victoria, 3000, Australia, and our telephone number is (212)
209-6132.
The cost for our use of this space is included in the $20,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
(a) Market Information
Our units, public shares and public warrants are each traded on the Nasdaq under the symbols ITNEU, ITNE and ITNEW, respectively. Our units commenced public trading on November 3, 2021, and our public shares and public warrants commenced separate public trading on December 16, 2021.
(b) Holders
On March 8, 2022, there was one (1) holder of record of our units, one (1) holder of record of shares of our Class A common stock and two (2) holders of record of our warrants.
(c) Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Recent Sales of Unregistered Securities
None.
(f) Use of Proceeds from the Initial Public Offering
On November 5, 2021, pursuant to the Registration Statement, which was declared effective on November 2, 2021, the Company consummated its initial public offering of 11,500,000 units, including 1,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half
of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000. The representative acted as sole book-runner and representative of the underwriters of the initial public offering.
A total of $116,725,000 of the proceeds from the initial public offering (which amount includes $6,050,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “us,” “our” or “we” refer to Integral Acquisition Corporation 1. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a newly organized blank check company incorporated on February 16, 2021 as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
Our sponsor is Integral Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 2, 2021. On November 5, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 units, at a purchase price of $10.00 per Unit. Offering costs amounted to $10,757,787 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the Founder Shares acquired by the Anchor Investors of $3,386,739, and $556,048 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter). Of the total offering costs, $10,247,056 was charged to temporary equity and the remailing $510,731 is included in equity.
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
Upon the closing of the IPO, management has agreed that an amount equal to at least $10.15 per Unit sold in the IPO, including the proceeds of the private placement warrants, will be held in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the private placement warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if we are unable to complete an initial

Business Combination within 18 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial
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
Results of Operations
As of December 31, 2021, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through December 31, 2021 relates to our formation and the IPO and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in out Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from February 16, 2021 (inception) to December 31, 2021, we had net loss of approximately $371,561, which consisted of formation and operating costs of $385,971 partially offset by an unrealized gain on the change in the fair value of the FPA liability of $6,001 and earnings in the Trust Account of $8,409.

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
Engagement of Services
On May 28, 2021, the Company entered into a letter agreement with J.V.B. Financial Group, LLC (“J.V.B.”) pursuant to which the Company engaged Cohen & Company Capital Markets, a division of J.V.B., to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Company’s initial Business Combination. J.V.B. was one of the Company’s Anchor Investors that purchased Units in the IPO and became a member of the Company’s Sponsor at the closing of our IPO to hold an indirect interest in a specified number of the Founder Shares held by the Sponsor.
On November 4, 2021, the Company paid J.V.B. $85,000 in cash from funds outside of the Trust Account. Funds due to J.V.B. upon the completion of the Company’s initial Business Combination ($605,000 in the aggregate) will be paid by the underwriters.
Underwriter Agreement
The underwriters’ were due a commission of $0.20 per unit, or $2,000,000 in the aggregate, on the first 10,000,000 Units sold in the IPO and the commission was capped at $2,000,000. Additionally, the underwriters agreed to reimburse us $1,235,000 for certain offering costs upon the IPO. On November 5, 2021, we paid a cash underwriting commissions of $765,000 net of the reimbursement.
The underwriters are entitled to deferred underwriting commissions of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per unit per Unit sold thereafter, or $6,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.
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
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs amounted to $10,757,787 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the Founder Shares acquired by the Anchor Investors of $3,386,739, and $556,048 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter), of the total offering costs, $10,247,056 was charged to temporary equity and the remaining $510,731 is included in equity.
Forward Purchase Agreement liability
We account for the 3,000,000 forward purchase shares issued pursuant to the forward purchase agreements (the “FPA”) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the FPA shares do not meet the criteria for equity treatment thereunder, each FPA share must be recorded as a liability. Accordingly, we classify each FPA share as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the FPA liability will be adjusted to fair value, with the change in fair value recognized in the statement of operations.
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
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on February 16, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
The net proceeds of the initial public offering and the sale of the private placement warrants held in the Trust Account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-27
comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Controls over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Not applicable.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Enrique Klix	53	Chief Executive Officer and Director
Brittany Lincoln	41	Chief Financial Officer
James Cotton	45	Director
Stuart Hutton	54	Director
Niraj Javeri	40	Director
Lynne Thornton	48	Director
The experience of our directors and executive officers is as follows:
Enrique Klix (Chief Executive Officer and Director)
Mr. Klix has served as our chief executive officer and one of our directors since inception. Mr Klix has significant international experience after being based in Australia, Europe, and Latin America for more than 30 years. Mr. Klix has a track record of successfully leading and advising corporations and governments on turnarounds, mergers and acquisitions, capital market transactions, operational and financial restructuring, and greenfield start-ups with
an aggregate value in excess of $30 billion. Between January 2019 and July 2020 Mr. Klix served as Orora Cartons Australia’s General Manager (ASX: ORA). Under his leadership, the business went through a successful operational, commercial, and financial turnaround before being sold to Nippon Paper. Between 2014 and 2016 Mr. Klix served as Senior Vice President at McKinsey & Co.’s recovery and transformation division in Australia and New Zealand. Mr. Klix also served as Chief Financial Officer (“CFO”) and Deputy Chief Executive Officer of McColl’s Transport between 2009 and 2014. Under his tenure, McColl’s Transport was recognized as the “Turnaround of the Year” in 2012, before being sold to a private equity consortium led by Kohlberg Kravis Roberts & Co. Mr. Klix was an investor in TrademarkVision, an Australian company that utilized image recognition and artificial intelligence technology for trademark searches and protection. In 2018 TrademarkVision was acquired by Clarivate Analytics (NYSE: CLVT) from the U.S., and Mr. Klix was instrumental in supporting the company through the acquisition. He is an active seed and pre-initial public
offering investor in Australia and other geographies, including minority equity stakes in Groundfloor (Last K Ventures Pty. Ltd.) and Miso Robotics. Prior to moving to Australia, Mr. Klix worked for ten years as an investment banker for Salomon Smith Barney (now Citigroup (NYSE: C)) and Dresdner Kleinwort Benson in London focused on servicing telecommunications companies across Europe on mergers and acquisitions, and debt and equity capital markets transactions. Mr. Klix also played lead roles in the initial and secondary public offerings of many energy, telecommunications, and beverage companies such as Enel S.p.A. (BIT: ENEL), Energias de Portugal, S.A. (ELI: EDP), and Compañía Cervecerías Unidas, S.A. (NYSE: CCU). Mr. Klix is also a director of Klix II Pty. Ltd. Mr. Klix holds a degree in Economics from the Universidad Católica Argentina and an MBA from the University of Cambridge in England.
Brittany Lincoln (Chief Financial Officer)
Ms. Lincoln has served as our Chief Financial Officer since inception. Ms. Lincoln is a qualified Chartered Accountant in Australia and brings over 20 years’ experience in the related disciplines of financial advisory, insolvency, transaction integration, and commercial disputes. Ms. Lincoln is currently a Partner at mifi Group Pty. Ltd., an Australian-based accounting firm that embraces the latest in technology. Before joining mifi, Ms. Lincoln was a Partner at KordaMentha, an advisory and investment firm that provides specialist consulting, forensic, real estate, restructuring, and investment services. Here, Ms. Lincoln served 15 years leading and advising on complex and high-profile corporate insolvency and restructuring matters. Ms. Lincoln also spent the later years of her career at KordaMentha as an expert witness in high-stakes commercial disputes. During the earlier part of her career, Ms. Lincoln spent four years based in the United States with Ernst & Young within the Transaction Integration practice where she worked across the United States and the United Kingdom on mergers and acquisitions. Ms. Lincoln holds a Bachelor of Commerce and a Bachelor of Science from La Trobe University.

James Cotton (Director)
Mr. Cotton has served as one of our directors since November 2021. He is an Australian impact entrepreneur and investor with business interests in the technology, consumer goods, and healthcare sectors. In 2005 Mr. Cotton founded CMO Software in London where he was based for 10 years, which grew to become one of the leading governance, risk, and compliance software companies globally. Mr. Cotton sold CMO in 2013 and then founded Uluwatu Capital, an investment firm focused on purpose-driven technology companies with health and sustainability outcomes. Mr. Cotton is also a director of Monterosa Capital Australia Pty. Ltd., Tech 4 Good Pty. Ltd., and Moovosity Pty. Ltd. Mr. Cotton holds a Bachelor of Law and Science from the University of Melbourne. We believe Mr. Cotton’s broad investing background makes him well qualified to serve on our board of directors.
Stuart Hutton (Director)
Mr. Hutton has served as one of our directors since November 2021. He is currently the CFO at Foxtel Group (controlled by News Corp; NASDAQ: NWS), Australia’s leading next-generation subscription news, sports, and entertainment company. Mr. Hutton served as CFO of Orora (ASX: ORA) between December 2013 and November 2020. Mr. Hutton played an integral role in Orora’s evolution through the demerger from Amcor, listing on the Australian Stock Exchange, growth in revenue, and improved performance and share price. Mr. Hutton was also instrumental in the sale of Orora’s Australasian Fibre business to Nippon Paper for AU$1.7 billion. Mr. Hutton previously served as CFO of Amcor’s Australasia and Packaging Distribution business (NYSE: AMCR). Mr. Hutton brings more than 30 years of experience in senior finance roles, including five years with Orica (ASX: ORI) as CFO for the Minova Group, Chemical Services Division and Mining Services (North America) and four years as CFO of WorldMark Holdings Pty. Ltd. from 2001 to 2005, and before this, managed a number of acquisitions and divestments in his role as Manager, Acquisitions for Nylex Ltd. A qualified Chartered Accountant in Australia, Mr Hutton spent nine years during the early part of his career with Deloitte Touche Tohmatsu in audit and corporate finance roles which included a two-year secondment
to London. Mr. Hutton holds a Bachelor of Business from Swinburne University. We believe Mr. Hutton’s vast experience in senior finance roles of publicly listed companies makes him well qualified to serve on our board of directors.
Niraj Javeri (Director)
Mr. Javeri has served as one of our directors since November 2021. He is currently the Chief Strategy Officer at Lancium Technologies, a digital infrastructure company building large-scale solutions to help decarbonize the electrical grid, and he is based in San Francisco, California. Previously, Mr. Javeri was the Vice President of Strategy at Zymergen (NASDAQ: ZY), a science and material innovation company. Between 2010 and 2019 Mr. Javeri worked for Kohlberg Kravis Roberts & Co. (“KKR”) (NYSE: KKR) in New York, Sydney, and San Francisco as part of the Special Situations team, where he sourced, diligenced, executed, and monitored investments made across a number of funds managed by KKR. During his tenure in Australia with KKR, Mr. Javeri was a board member for a number of companies in Australia and New Zealand. Previously, Mr. Javeri was with One East Partners in London and New York, where he invested across industries in event-driven and value equities, distressed debt, and private deals. Prior to that, he worked at Goldman Sachs & Co in the Principal Investment Area where he worked on private equity investments, and at Deutsche Bank in both the Leveraged Finance and Technology investment banking groups. Mr. Javeri received a B.S. from Cornell University in Electrical and Computer Engineering, and an M.S. from Stanford University in Management Science and Engineering. We believe Mr. Javeri’s experience in sourcing, conducting due diligence, and executing on acquisitions of companies in private equity and investment banking environments makes him well qualified to serve on our board of directors.
Lynne Thornton (Director)
Ms. Thornton has served as one of our directors since November 2021. She is a co-founder and director at Groundfloor (Last K Ventures Pty. Ltd.), a PropTech business backed by Taronga Ventures. Ms. Thornton is also a consultant for McColl’s Transport, Australia’s largest independent bulk liquid carrier of milk, food, and bulk chemicals. Previously, Ms. Thornton worked in the funds management industry for 15 years initially for Colonial First State in London then co-founded, Aubrey Capital Management, a global equities boutique, based in Edinburgh. Ms. Thornton was a director, member of the Investment Committee, and managed key relationships both with Australian institutional clients and with cornerstone investor, Pacific Current Group (ASX: PAC) before successfully exiting the business in 2017. Ms. Thornton is an active angel investor and was on the board of Scale Investors, an angel investor network, for 5 years and is currently on the Investment Committee for Artesian’s Female Leaders Fund, an early stage venture capital fund backed by Hostplus. Originally American, Ms. Thornton is an investor and entrepreneur with experience in both listed and private companies in the US, Europe and Australia. Her professional career has included roles in the consumer sector, PropTech, and funds management industries. Ms. Thornton holds a B.S. in finance from California Polytechnic University and an MBA from the University of Cambridge in England. We believe Ms. Thornton’s background in early stage investing and listed equities makes her well qualified to serve on our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.
Number and Terms of Office of Officers and Directors
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules
and a limited exception, the rules of Nasdaq and
Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules
and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. Stuart Hutton, Niraj Javeri and Lynne Thornton serve as members of our audit committee, and Mr. Hutton chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.
Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Hutton qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the registered public accounting firm;

•
determining the compensation and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•
reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee
We have established a compensation committee of the board of directors. Stuart Hutton, Niraj Javeri and Lynne Thornton serve as members of our compensation committee. Mr. Javeri chairs the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, other than those payments and reimbursements described under the heading “—
 Executive Compensation
” below, no compensation of any kind, including finders, consulting, or other similar fees, will be paid to any of our existing stockholders, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Stuart Hutton, Niraj Javeri, and Lynne Thornton. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Board Observers
In connection with investments in our sponsor, certain individuals have been granted board observer rights to our board of directors. Such individuals will be permitted to attend, in a non-voting capacity,
our meetings of the board of directors. Such individuals have entered into agreements and have agreed to keep any information discussed or disclosed at any such board meetings confidential.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a code of ethics applicable to our directors, officers, and employees (“Code of Ethics”). A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.
Except as disclosed herein, none of our executive officers or directors have received any cash compensation for services rendered to us. We pay our Sponsor up to $20,000 per month for administrative and other services. In addition, subject to approval by our audit committee, we may pay members of our board of directors for advisory or consulting services that may be provided to us in connection with our initial business combination and our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers, or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 14,375,000 shares of our common stock, consisting of (i) 11,500,000 shares of our Class A common stock and (ii) 2,875,000 shares of our Class B common stock, issued and outstanding as of March 8, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one
basis.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Integral Sponsor LLC (2)	—	—	2,875,000	100%	20%
Enrique Klix (2)	—	—	2,875,000	100%	20%
Brittany Lincoln (2)	—	—	—	—	—
James Cotton (2)	—	—	—	—	—
Stuart Hutton (2)	—	—	—	—	—
Niraj Javeri (2)	—	—	—	—	—
Lynne Thornton (2)	—	—	—	—	—
All executive officer and directors as a group (6 individuals)	—	—	2,875,000	100%	20%
Other 5% Stockholders
Beryl Capital Management LLC (3)	955,706	8.31%	—	—	6.65%
Magnetar Financial LLC (4)	750,000	6.52%	—	—	5.22%
Polar Asset Management Partners Inc. (5)	650,000	5.65%	—	—	4.52%
HGC Investment Management Inc. (6)	650,000	5.65%	—	—	4.52%
Periscope Capital Inc. (7)	588,900	5.12%	—	—	4.10%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 667 Madison Avenue, 5th floor, New York, New York 10065.
(2)
Our sponsor, Integral Sponsor LLC, is the record holder of the shares reported herein. Mr. Klix is the Managing Member of Integral Sponsor LLC and has voting and investment discretion with respect to the common stock held of record by Integral Sponsor LLC. Each of our other directors are non-managing
members of Integral Sponsor LLC. Mr. Klix disclaims beneficial ownership of such shares, other than his pecuniary interest therein and each of Messrs. Cotton, Hutton and Javeri and Ms. Thornton disclaims any beneficial ownership of any shares held by Integral Sponsor LLC.

(3)
According to a Schedule 13G/A filed on February 11, 2022, Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP, and David A. Witkin acquired 955,706 shares of Class A common stock. The business address for each of the reporting persons is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

(4)
According to a Schedule 13G filed on February 4, 2022, Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and Alec. Litowitz acquired 750,000 shares of Class A common stock. The business address for each of the reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(5)
According to a Schedule 13G filed on February 9, 2022, Polar Asset Management Partners Inc. acquired 650,000 shares of Class A common stock. The business address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)
According to a Schedule 13G filed on February 14, 2022, HGC Investment Management Inc. acquired 650,000 shares of Class A common stock. The business address for the reporting person is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(7)
According to a Schedule 13G filed on February 14, 2022, Periscope Capital Inc. acquired 588,900 shares of Class A common stock. The business address for the reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

Securities Authorized for Issuance under Equity Compensation Plans
None.
Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
On February 16, 2021 our sponsor subscribed for an aggregate 2,875,000 founder shares for a total subscription price of $25,000, or approximately $0.009 per share. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Up to 375,000 of the founder shares were subject to forfeiture by the sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. At the initial public offering, the underwriters fully exercised their over-allotment option resulting in no founder shares being subject for forfeiture.
In connection with the initial public offering, the anchor investors, collectively, acquired from the sponsor in the aggregate 500,000 founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, offering cost associated with the initial public offering includes $3,386,739 of excess value of the anchor investors. The valuation of $6.78 per founder share (or $3,391,739 in the aggregate) of the anchor investors was reduced by $0.01 per founder share (or $5,000 in the aggregate), the price paid for the founder shares. The valuation was determined using an internal Monte Carlo simulation model.
Our sponsor purchased an aggregate of 4,950,000 private placement warrants, at a price of $1.00 per warrant, or $4,950,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.
We currently utilize office space at 667 Madison Avenue, 5
th
 floor, New York, New York 10065 and 152 Elizabeth Street, Melbourne, Victoria, 3000, Australia from our sponsor. We pay up to $20,000 per month for administrative and other services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Subject to approval by our audit committee, we may pay members of our board of directors for advisory or consulting services that may be provided to us in connection with our initial business combination. In addition, our sponsor, executive officers, and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Other than the foregoing, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, executive officers, and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.
On February 16, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the initial public offering. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the initial public offering. At the time of the closing of the initial public offering, the Sponsor was over paid $138, 493 on the loan to the Company and this amount was repaid on November 11, 2021.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis.
If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the Trust Account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration rights agreement with respect to the founder shares and private placement warrants.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the Company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under
the Exchange Act. Pursuant to the policy, the audit committee considers (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings
with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the Company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence
Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Mr. Hutton, Mr. Javeri, and Ms. Thornton are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $194,000. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $146,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we did not pay Marcum any audit-related fees.
Tax Fees
. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2021.
All Other Fees
. We did not pay Marcum for any other services for the year ended December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements

(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on on this Report.
(3) Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.
Not applicable.

Integral Acquisition Corporation 1

F-
1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Integral Acquisition Corporation 1
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Integral Acquisition Corporation 1 (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit, and cash flows for the period from February 16, 2021
(inception) through December 31, 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.

Houston, Texas
April 1, 2022

INTEGRAL ACQUISITION CORPORATION 1
BALANCE SHEET

December 31, 2021
Assets
Current assets:
Cash	$1,309,165
Prepaid expenses	250,943

Total current assets	1,560,108
Investments held in trust account	116,733,409
Other noncurrent assets	188,526

Total Assets	$118,482,043

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$30,808
Franchise tax payable	174,845

Total current liabilities	205,653
Deferred underwriting commission	6,050,000
Forward Purchase Agreement liability	1,007,934

Total liabilities	7,263,587

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.15 per share	116,725,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 11,500,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	—
Accumulated deficit	(5,506,832)

Total stockholders’ deficit	(5,506,544)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$118,482,043

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENT OF OPERATIONS

For the period from February 16, 2021 (Inception) through December 31, 2021
Formation and operating costs	$385,971

Loss from operations	(385,971)
Unrealized gain on change in fair value of Forward Purchase Agreement liability	6,001
Interest income	$8,409

Net loss	(371,561)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	$2,054,859

Basic and diluted net loss per common stock subject to redemption	(0.08)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	$2,875,000

Basic and diluted net loss per non-redeemable common stock	(0.08)

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of February 16, 2021 (inception)	—	$—	$—	$—	$—	$—	$—
Class B common stock issued to initial stockholders	—	—	2,875,000	288	24,712	—	25,000
Sale of 4,950,000 Private Placement Warrants	—	—	—	—	4,950,000	—	4,950,000
Proceeds allocated to the fair value of the Public Warrants	—	—	—	—	5,750,000	—	5,750,000
Offering costs allocated to warrants	—	—	—	—	(510,731)	—	(510,731)
Initial classification of FPA liability	—	—	—	—	(1,013,935)	—	(1,013,935)

Excess fair value of Anchor Investor shares	—	—	—	—	—	3,386,739	3,386,739
Accretion of Class A shares to redemption amount	—	—	—	—	(9,200,046)	(8,522,010)	(17,722,056)
Net loss		—	—	—	—	(371,561)	(371,561)

Balance as of December 31, 2021	—	$—	$2,875,000	$288	$—	$(5,506,832)	$(5,506,544)

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(371,561)
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor	17,463
Formation costs paid by Sponsor in exchange for issuance of Class B common shares	725
Unrealized gain on change in fair value of Forward Purchase Agreement liability	(6,001)
Interest earned on investments held in Trust Account	(8,409)
Changes in operating assets and liabilities:
Prepaid expenses	(439,469)
Accrued offering costs and expenses	30,808
Franchise taxes payable	174,845

Net cash used in operating activities	(601,599)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,725,000)

Net cash used in investing activities	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Private Placement Warrants	4,950,000
Proceeds from issuance of Founder Shares	25,000
Reimbursement of offering costs from underwriters	1,235,000
Proceeds from issuance of promissory note – related party	252,950
Proceeds from Initial Public Offering	115,000,000
Payment of advances due to related party	(312,913)
Payment of deferred underwriter discount	(2,000,000)
Payment of deferred offering costs	(514,273)

Net cash provided by financing activities	118,635,764

Net change in cash	1,309,165
Cash, beginning of period	—

Cash, end of the period	$1,309,165

Supplemental disclosure of cash flow information:
Initial value of Forward Purchase Agreement liability	$1,013,935

Deferred offering costs paid by Sponsor in promissory note	$41,775

Deferred underwriting commission in equity	$6,050,000

Initial value of Class A common stock subject to possible redemption	$116,725,000

Excess fair value of Anchor Investor shares	$3,386,739

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Offering costs amounted to $10,757,787 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the Founder Shares acquired by the Anchor Investors of $3,386,739, and $556,048 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter). Of the total offering costs, $10,247,056 was charged to temporary equity and the remaining $510,731 in included in equity.
Upon the closing of the IPO and the private placement, $116,725,000 has been placed in the Trust Account (as defined below), representing the redemption value of the Class A common stock sold in the IPO, at their redemption value of $10.15 per share.
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

Trust Account
The funds in the trust account (the “Trust Account”) will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses
Initial Business Combination
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
Liquidity- and Capital Resources
As of December 31, 2021, the
Company had approximately $1.3 million in its operating bank account, and working capital of approximately $1.5 million.
Prior to the completion of the IPO the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of December 31, 2021. Subsequent to the consummation of the initial public offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $4,950,000.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,309,165, and no cash equivalents as of December 31, 2021.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2021, the Company had not experienced losses on this account.
Investment Held in Trust Account
Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
A decline in the market value of
held-to-maturity
securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end,
forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity
security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction.
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
The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2021 is reconciled in the following table:

Proceeds from IPO	$115,000,000
Less: Proceeds allocated to Public Warrants	(5,750,000)
Class A common stock issuance costs	(10,247,056)
Plus:
Accretion of carrying value to redemption value	17,722,056

Class A common stock subject to possible redemption	$116,725,000

Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
The Company’s statement of operations applies the
two-class
method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

	For the period from February 16 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(154,874)	$(216,687)
Denominator
Weighted-average shares outstanding	2,054,859	2,875,000
Basic and diluted net loss per share	$(0.08)	$(0.08)

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
Promissory Note — Related Party
On February 16, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing,
unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. At December 31, 2021 there were no borrowings under the promissory note.
Related Party Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis
(“Working Capital Loans”). If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Fees
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the period from February 16, 2021 (inception) to December 31, 2021 is $40,000.
Engagement of Services
On May 28, 2021, the Company entered into a letter agreement with J.V.B. Financial Group, LLC (“J.V.B.”) pursuant to which the Company engaged Cohen & Company Capital Markets, a division of J.V.B., to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0
% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Company’s initial Business Combination. J.V.B. was one of the Company’s Anchor Investors that purchased Units in the IPO and became a member of the Company’s Sponsor at the closing of our IPO to hold an indirect interest in a specified number of the Founder Shares held by the Sponsor.
On November 4, 2021, the Company paid J.V.B. $85,000 in cash from funds outside of the Trust Account. Funds due to J.V.B. upon the completion of the Company’s initial Business Combination ($605,000 in the aggregate) will be paid by the underwriters.

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
Underwriter Agreement
The underwriters’ were due a commission of
$0.20 per unit, or $2,000,000 in the aggregate, on the first 10,000,000 Units sold in the IPO and the commission was capped at $2,000,000
. Additionally, the underwriters agreed to reimburse us $1,235,000 for certain offering costs upon the IPO. On November 5, 2021, the Company paid a cash underwriting commissions of $765,000

net of the reimbursement.
The underwriters are entitled to deferred underwriting commissions of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per unit per Unit sold thereafter, or $6,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.
Anchor Investment
Certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of the Company’s management team, the Sponsor or any other anchor investor) (the “Anchor Investors”), have purchased an aggregate of approximately $60.8 million of the units in the IPO at the public offering price.
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

Note 7— Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding
11,500,000
shares subject to possible redemption
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.
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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination (other than any forward purchase shares) at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.
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
Note 8 — Fair Value Measurements
At December 31, 2021, the Company’s FPA was valued at $1,007,934. Under the guidance in ASC
815-40
the FPA does not meet the criteria for equity classification. As such, the FPA must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
As of December 31, 2021, investments in the Company’s Trust Account of $116,733,409 primarily consisted of U.S. Treasury Securities that mature in May 2022. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$116,733,409	—	$(16,360)	$116,716,698

Recurring Fair Value Measurements
The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021:

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Treasury	$116,716,698	$—	$—
Liabilities
FPA	$—	$—	$1,007,934

Measurement
On December 31, 2021 and August 23, 2021, the Company used a Probability Weighted Expected Return (PWER) model to value the FPA liability.
The key inputs into the modified PWER model for the FPA liability were as follows:

Input	December 31, 2021	August 23, 2021
Probability of successful business combination	85%	85%
Likelihood by 3/31/2022	—%	25%
Likelihood by 4/30/2022	5%	—%
Likelihood by 3/31/2023	—%	50%
Likelihood by 4/30/2023	80%	—%
Likelihood by 9/30/2023	—%	25%
Likelihood by 10/31/2023	15%	—%
Risk-free rate	0.51%	0.09%
Stock price	$10.00	$10.00
Estimated term remaining (years)	1.35	1.10
Volatility	14.0%	14.0%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA liability classified as Level 3:

Fair Value at August 23, 2021	$1,013,935
Change in fair value	(6,001)
Fair Value at December 31, 2021	$1,007,934
Note 9 – Income Tax
The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(78,028)
State
Current	—
Deferred	—
Change in valuation allowance	78,028

Income tax provision	$—

As of December 31, 2021, the Company has $160,435 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 16, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $78,028.

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$44,336
Federal net operating loss	33,691

Total deferred tax asset	78,028
Valuation allowance	(78,028)

Deferred tax asset, net of allowance	$—

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	—%
Permanent Book/Tax Differences	—%
Change in valuation allowance	(21.0)%

Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction and in New York and is subject to examination by the various taxing authorities.
The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Form of Underwriting Agreement. (2)

3.1	Certificate of Incorporation. (2)

3.2	Form of Amended and Restated Certificate of Incorporation. (2)

3.3	Bylaws (2)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

4.5	Description of Registered Securities.*

10.1	Form of Letter Agreement among the Registrant, Integral Sponsor LLC and each of the executive officers and directors of the Registrant. (2)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

10.3	Form of Registration and Shareholder Rights Agreement among the Registrant, Integral Sponsor LLC and the Holders signatory thereto. (2)

10.4	Form of Private Placement Warrants Purchase Agreement between the Registrant and Integral Sponsor LLC. (2)

10.5	Form of Indemnity Agreement. (2)

10.6	Promissory Note issued to Integral Sponsor LLC. (2)

10.7	Securities Subscription Agreement between the Registrant and Integral Sponsor LLC. (2)

10.8	Services Agreement between the Registrant and Integral Sponsor LLC. (2)

10.9	Consulting Agreement between the Registrant and Cohen & Company Capital Markets. (2)

10.10	Forward Purchase Agreement between the Registrant and Crescent Park. (2)

10.11	Forward Purchase Agreement between the Registrant and Carnegie Park. (2)

14	Code of Ethics (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter (1)

99.2	Compensation Committee Charter (1)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on September 3, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2022	INTEGRAL ACQUISITION CORPORATION 1

	By:	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Enrique Klix	Chairman of the Board and Chief Executive Officer	April 1, 2022
Enrique Klix	(Principal Executive Officer)

/s/ Brittany Lincoln	Chief Financial Officer	April 1, 2022
Brittany Lincoln	(Principal Financial and Accounting Officer)

/s/ James Cotton	Director	April 1, 2022
James Cotton

/s/ Stuart Hutton	Director	April 1, 2022
Stuart Hutton

/s/ Niraj Javeri	Director	April 1, 2022
Niraj Javeri

/s/ Lynne Thornton	Director	April 1, 2022
Lynne Thornton