Form 10-Q
period 2022-03-31
Integral Acquisition Corp 1
filed 2022-05-16
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
(212)209-6132
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
As of May
16
, 2022, there were 11,500,000 shares of Class A common stock, $0.0001 par value, and 2,875,000 shares of Class B common stock, $0.0001 par value, of the registrant issued and outstanding.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2

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

of
the Exchange Act):    Yes  ☒    No  ☐

INTEGRAL ACQUISITION CORPORATION 1
Form
10-Q
For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$950,360	$1,309,165
Prepaid expense	285,452	250,943

Total current assets	1,235,812	1,560,108
Investments held in trust account	116,747,688	116,733,409
Other noncurrent assets	133,258	188,526

Total Assets	$118,116,758	$118,482,043

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$62,295	$30,808
Franchise tax payable	50,000	174,845

Total current liabilities	112,295	205,653
Deferred underwriting commission	6,050,000	6,050,000
Forward Purchase Agreement liability	2,013,491	1,007,934

Total liabilities	8,175,786	7,263,587

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.15 per share	116,725,000	116,725,000
Stockholders’ Deficit		—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 11,500,000 shares subject to possible redemption)
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(6,784,316)	(5,506,832)

Total stockholders’ deficit	(6,784,028)	(5,506,544)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$118,116,758	$118,482,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended March 31, 2022	For the period from February 16, 2021 (inception) through March 31, 2021
Formation and operating costs	$286,206	$18,048

Loss from operations	(286,206)	(18,048)

Other income (expense)
Unrealized loss on change in fair value of Forward Purchase Agreement liability	(1,005,557)	—
Interest income	14,279	—

Total other loss	(991,278)	—

Net loss	$(1,277,484)	$(18,048)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	14,375,000	—

Basic and diluted net loss per common stock subject to redemption	$(0.07)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,875,000	2,500,000

Basic and diluted net loss per non-redeemable common stock	$(0.07)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	2,875,000	$288	$—	$(5,506,832)	$(5,506,544)
Net loss	—	—	—	(1,277,484)	(1,277,484)

Balance as of March 31, 2022 (unaudited)	2,875,000	$288	$—	$(6,784,316)	$(6,784,028)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 16, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsors	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(18,048)	(18,048)

Balance as of March 31, 2021 (unaudited)	2,875,000	$288	$24,712	$(18,048)	$6,952

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,	For the period from February 16, 2021 (inception) through March 31,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(1,277,484)	$(18,048)
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B common shares	—	2,131
Unrealized loss on change in fair value of Forward Purchase Agreement liability	1,005,557	—
Interest earned on investments held in Trust Account	(14,279)	—
Changes in current assets and current liabilities:
Prepaid expenses	20,759	—
Accrued offering costs and expenses	31,487	15,917
Due to related party	(124,845)	—

Net cash used in operating activities	(358,805)	—

Cash flows from Financing Activities:
Proceeds from issuance of Founder Shares	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	(358,805)	25,000
Cash, beginning of the period	1,309,165	—

Cash, end of the period	$950,360	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in promissory note	$—	$94,865

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Sponsor and Financing
The Company’s sponsor is Integral Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, the Company, consummated its IPO of 11,500,000 units, including 1,500,000 units issued upon exercise in full by the underwriter of its option to purchase additional units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common stock”), and one-half
of one redeemable warrant of the Company (a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000 which is discussed in Note 3.
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

Trust Account
The funds in the trust account (the “Trust Account”) will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7

under
the Investment Company Act which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses
.
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
The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, the Company had $950,360 in its operating bank account and working capital of $1,123,517.
Prior to the completion of the IPO the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of March 31, 2022. Subsequent to the consummation of the initial public offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $4,950,000.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 5, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 5, 2023.
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on April 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
The Class A common stock subject to possible redemption reflected on the balance sheets as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

Proceeds from IPO	$115,000,000
Less: Proceeds allocated to Public Warrants	(5,750,000)
Class A common stock issuance costs	(10,247,056)
Plus:
Remeasurement of carrying value to redemption value	17,722,056

Class A common stock subject to possible redemption	$116,725,000

Net Loss Per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

The Company’s statement of operations applies the
two-class
method in calculating net loss per share. Basic and diluted net loss per common share for Class A common stock and Class B common stock is calculated by dividing net loss attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

	Three Months Ended March 31, 2022		For the Period from February 16, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(1,064,570)	$(212,914)	$—	$(18,048)
Denominator:
Basic and diluted weighted average shares outstanding	14,375,000	2,875,000	—	2,500,000

Basic and diluted net loss per share	$(0.07)	$(0.07)	$—	$(0.01)
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
Following the closing of the IPO on November 5, 2021, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 18
5
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
Promissory Note — Related Party
On February 16, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. At March 31, 2022 and December 31, 2021, there were no borrowings under the promissory note and no borrowing are permitted under this Note in the future.
Related Party Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on anon-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Fees
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) to
D
ecember
 31, 2021 is $40,000 and $40,000, respectively. At March 31, 2022 and December 31, 2021, $0 and $0 is reported on the balance sheet as due to Sponsor for the administrative fees due
.
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
Underwriter Agreement
The underwriters’ were due a commission of $0.20 per unit, or $2,000,000 in the aggregate, on the first 10,000,000 Units sold in the IPO and the commission was capped at $2,000,000. Additionally, the underwriters agreed to reimburse the Company $1,235,000 for certain offering costs upon the IPO. On November 5, 2021, the Company paid a cash underwriting commission of $765,000 net of the reimbursement.
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

Note 7— Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 11,500,000 shares subject to possible redemption.
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At March 31, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.
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
Note 8 —Fair Value Measurements
As of March 31, 2022 and December 31, 2021, investments in the Company’s Trust Account primarily consisted of U.S. Treasury Securities that mature in May 2022. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity.
The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

		Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2022	U.S. Treasury Securities	$116,747,688	—	$(18,450)	$116,728,888
December 31, 2021	U.S. Treasury Securities	$116,733,409	—	$(16,360)	$116,716,698

Recurring Fair Value Measurements
Under the guidance in ASC

815-40

the FPA
does not meet the criteria for equity classification. As such, the FPA must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2022:

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Treasury	$116,728,888	$—	$—
Liabilities
FPA	$—	$—	$2,013,491
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021:

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Treasury	$116,716,698	$—	$—
Liabilities
FPA	$—	$—	$1,007,934
Measurement
On March 31, 2022 and December 31, 2021, the Company used a Probability Weighted Expected Return (PWER) model to value the FPA liability.
The key inputs into the modified PWER model for the FPA liability were as follows:

Input	March 31, 2022	December 31, 2021
Probability of successful business combination	85%	85%
Likelihood by 4/30/2022	0%	5%
Likelihood by 4/30/2023	80%	80%
Likelihood by 10/31/2023	20%	15%
Risk-free rate	1.75%	0.51%
Stock price	$9.90	$10.00
Estimated term remaining (years)	1.18	1.35
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA liability classified as Level 3:

Fair Value at December 31, 2021	$1,007,934
Change in fair value	1,005,557
Fair Value at March 31, 2022	$2,013,491
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

We will have only 18 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, the we had approximately $1.0 million in our operating bank account and working capital of approximately $1.1 million.
Prior to the completion of the IPO our liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of March 31, 2022. Subsequent to the consummation of the initial public offering our liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $4,950,000.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. We have until May 5, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 5, 2023.
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
Results of Operations
As of March 31, 2022, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through March 31, 2022 relates to our formation and the IPO and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in out Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net loss of approximately $1,277,484, which consisted of operating costs of $286,206 and an unrealized loss on the change in the fair value of the FPA liability of $1,005,557, partially offset by trust interest income of $14,279.
For the period from February 16, 2021 (inception) to March 31, 2021, we had net loss of approximately $18,048, which consisted of formation and operating costs.

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
Forward Purchase Agreement liability
We account for the 3,000,000 forward purchase shares (as described in Note 6) issued pursuant to the Forward Purchase Agreements (the “FPA”) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the FPA shares do not meet the criteria for equity treatment thereunder, each FPA share must be recorded as a liability. Accordingly, we classify each FPA share as a liability at its fair value. This liability is subject tore-measurement at each balance sheet date. With each such re-measurement,
the FPA liability will be adjusted to fair value, with the change in fair value recognized in the statement of operations.
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

Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common stocks outstanding during the period, excluding common stocks subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stocks that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on February 16, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to identified material weakness related to errors in fair value calculation of certain financial instruments and unrecorded liabilities. Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on
Form10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
As described elsewhere in this Quarterly Report, we identified material weaknesses in our internal control over financial reporting related to errors in fair value calculation of certain financial instruments and unrecorded liabilities. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have and continue to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure stockholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
You should carefully consider the risk factors set forth in our Annual Report and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

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

INTEGRAL ACQUISITION CORPORATION 1

Date: May 16, 2022	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Brittany Lincoln
	Name:	Brittany Lincoln
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)