Form 10-Q
period 2022-06-30
Integral Acquisition Corp 1
filed 2022-08-15
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
the Exchange Act):    Yes  ☒    No  ☐
As of August 12, 2022
, there were 11,500,000 shares of Class A common stock, $0.0001 par value, and 2,875,000 shares of Class B common stock, $0.0001 par value, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1
Form 10-Q For the Quarter Ended June 30, 2022

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 (unaudited) and for the three months ended June 30, 2021 and for the period from February 16, 2021 (inception) through June 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022 (unaudited) and for the three months ended June 30, 2021 and for the period from February 16, 2021 (inception) through June 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and for the period from February 16, 2021 (inception) through June 30, 2021 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	24
Part II. Other Information		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Part III. Signatures		26

i

GLOSSARY OF TERMS
Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

•	“ASC” are to the Accounting Standards Codification;

•	“ASU” are to the Accounting Standards Update;

•	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

•	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“Company,” “our Company,” “we” or “us” are to Integral Acquisition Corporation 1, a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FASB” are to the Financial Accounting Standards Board;

•
“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below);

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 2, 2021;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“Nasdaq” are to the Nasdaq Global Market;

•	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

•	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

•
“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•
“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

•
“Registration Statement” are to the Registration Statement on Form
S-1
initially filed with the SEC (as defined below) on June 14, 2021, as amended, and declared effective on November 2, 2021 (File No. 333- 257058);

•	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to Integral Sponsor LLC, a Delaware limited liability company;

•
“trust account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering; and

•	“units” are to the units sold in our initial public offering, which consist of one share of Class A common stock and one-half of one redeemable warrant.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$733,822	$1,309,165
Prepaid expense	263,896	250,943

Total current assets	997,718	1,560,108
Investments held in trust account	116,789,245	116,733,409
Other noncurrent assets	77,375	188,526

Total Assets	$117,864,338	$118,482,043

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$42,120	$30,808
Franchise tax payable	30,082	174,845

Total current liabilities	72,202	205,653
Deferred underwriting commission	6,050,000	6,050,000
Forward Purchase Agreement liability	1,997,996	1,007,934

Total liabilities	8,120,198	7,263,587

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.15 per share	116,725,000	116,725,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 11,500,000 shares subject to possible redemption)
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(6,981,148)	(5,506,832)

Total stockholders’ deficit	(6,980,860)	(5,506,544)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$117,864,338	$118,482,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF

OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 16, 2021 (Inception) through June 30,
	2022	2021	2022	2021

Formation and operating costs	$253,884	$—	$540,090	$18,048

Loss from operations	(253,884)	—	(540,090)	(18,048)

Other income (loss):
Unrealized gain (loss) on change in fair value of Forward Purchase Agreement liability	15,495	—	(990,062)	—
Interest income	41,557	—	55,836	—

Total other income (loss), net	57,052	—	(934,226)	—

Net loss	$(196,832)	$—	$(1,474,316)	$(18,048)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	—	11,500,000	—

Basic and diluted net loss per common stock subject to redemption	$(0.01)	$—	$(0.10)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,875,000	2,500,000	2,875,000	2,500,000

Basic and diluted net loss per non-redeemable common stock	$(0.01)	$—	$(0.10)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	2,875,000	$288	$—	$(5,506,832)	$(5,506,544)

Net loss	—	—	—	(1,277,484)	(1,277,484)

Balance as of March 31, 2022 (unaudited)	2,875,000	$288	$—	$(6,784,316)	$(6,784,028)

Net loss	—	—	—	(196,832)	(196,832)

Balance as of June 30, 2022 (unaudited)	2,875,000	$288	$—	$(6,981,148)	$(6,980,860)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 16, 2021 (inception)	—	$—	$—	$—	$—

Common stock issued to Sponsors	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(18,048)	(18,048)

Balance as of March 31, 2021 (unaudited)	2,875,000	$288	$24,712	$(18,048)	$6,952

Net loss	—	—	—	—	—

Balance as of June 30, 2021 (unaudited)	2,875,000	$288	$24,712	$(18,048)	$6,952

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,	For the period from February 16, 2021 (inception) through June 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(1,474,316)	$(18,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B common shares	—	18,048
Unrealized loss on change in fair value of Forward Purchase Agreement liability	990,062	—
Interest earned on investments held in Trust Account	(55,836)	—
Changes in current assets and current liabilities:
Prepaid expenses	98,198	—
Accrued expenses	11,312	—
Franchise taxes payable	(144,763)	—

Net cash used in operating activities	(575,343)	—

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	—	177,950
Payment of deferred offering costs	—	(129,137)

Net cash provided by financing activities	—	48,813

Net change in cash	(575,343)	48,813
Cash, beginning of the period	1,309,165	—

Cash, end of the period	$733,822	$48,813

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common shares	$—	$24,275

Deferred offering costs paid by Sponsor in promissory note	$—	$17,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Simultaneously with the closing of the IPO the Company completed the private sale of an aggregate of 4,950,000 warrants, including 90,000 warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $4,950,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrant was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
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

Trust Account
The funds in the trust account (the “Trust Account”) will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7 under
the Investment Company Act which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had $733,822 in its operating bank account and working capital of $955,598.
Prior to the completion of the IPO the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of June 30, 2022. Subsequent to the consummation of the initial public offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $4,950,000.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,“Disclosures
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
as filed with the SEC on April 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.
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

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC
740-270-25-2
requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC
740-270-30-5.
As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value of the forward purchase agreement and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The Class A common stock subject to possible redemption reflected on the balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

Proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,750,000)
Class A common stock issuance costs	(10,247,056)
Plus:
Remeasurement of carrying value to redemption value	17,722,056

Class A common stock subject to possible redemption	$116,725,000

Net Loss Per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 16, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A		Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(157,466)	$(39,366)	$—	—	$(1,179,453)	$(294,863)	$	`—	$(18,048)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	—	—	11,500,000	2,875,000		—	2,500,000

Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	—	$(0.10)	$(0.10)		$—	$(0.01)
Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
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
Following the closing of the IPO on November 5, 2021, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7

promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
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
Promissory Note — Related Party
On February 16, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. At June 30, 2022 and December 31, 2021, there were no borrowings under the promissory note and no borrowing are permitted under this Note in the future.
Related Party Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest
basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Fees
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three and six months ended June 30, 2022 are $60,000 and $100,000, respectively. No administrative fees had been recorded for the three months ended June 30, 2021 and for the period from February 16, 2021 (inception) to June 30, 2021. At June 30, 2022 and December 31, 2021, $0 is reported on the balance sheet as due to Sponsor for the administrative fees due.
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
Underwriter Agreement
The underwriters were due a commission of $0.20 per unit, or $2,000,000 in the aggregate, on the first 10,000,000 Units sold in the IPO and the commission was capped at $2,000,000. Additionally, the underwriters agreed to reimburse the Company $1,235,000 for certain offering costs upon the IPO. On November 5, 2021, the Company paid a cash underwriting commission of $765,000 net of the reimbursement.
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
The anchor investors have not been granted any stockholder or other rights that are in addition to those granted to our other public stockholders and will only be issued equity interests in our sponsor, with no right to control our sponsor or vote or dispose of any securities held by our sponsor. Further, unlike some anchor investor arrangements of other blank check companies, the anchor investors are not required to (i) hold any units, Class A common stock or warrants they may purchase in this offering or thereafter for any amount of time, (ii) vote any shares of Class A common stock they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The anchor investors will have the same rights to the funds held in the trust account with respect to the Class A common stock underlying the units they may purchase in the IPO as the rights afforded to the Company’s other public stockholders. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, offering cost associated with the IPO includes $3,386,739 of excess value of the anchor investors. The valuation of $6.78 per Founder Share (or $3,391,739 in the aggregate) of the anchor investors was reduced by $0.01 per founder share (or $5,000 in the aggregate), the price paid for the founder shares.
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

•
and to below $9.20 if the price per share in any PIPE is less than $9.20 (in which case the price per share paid by the forward purchaser will be at an 8%discount from the price per share in such PIPE).

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

Note 7— Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 11,500,000 shares subject to possible redemption.
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At June 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.
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
Note 8 —Fair Value Measurements
As of June 30, 2022 and December 31, 2021, investments in the Company’s Trust Account primarily consisted of U.S money market funds and U.S. Treasury Securities that mature in May 2022, respectively. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity. The U.S. money market funds are carried at fair value and the fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities December 31, 2021 are as follows:

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
The following table presents fair value information as of June 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2022:

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$116,789,245	$—	$—
Liabilities
FPA	$—	$—	$1,997,996
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021:

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$116,716,698	$—	$—
Liabilities
FPA	$—	$—	$1,007,934
Measurement
On June 30, 2022 and December 31, 2021, the Company used a Probability Weighted Expected Return (PWER) model to value the FPA liability.
The key inputs into the modified PWER model for the FPA liability were as follows:

Input	June 30, 2022	December 31, 2021
Probability of successful business combination	85%	85%
Likelihood by 4/30/2022	—%	5%
Likelihood by 4/30/2023	90%	80%
Likelihood by 10/31/2023	—%	15%
Likelihood by 11/30/2022	5%	—%
Likelihood by 01/31/2023	5%	—%
Risk-free rate	2.78%	0.51%
Stock price	$9.88	$10.00
Estimated term remaining (years)	0.80	1.35
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA liability classified as Level 3:

Fair Value at December 31, 2021	$1,007,934
Change in fair value	1,005,557

Fair Value at March 31, 2022	$2,013,491
Change in fair value	(15,945)

Fair Value at June 30, 2022	$1,997,996
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
Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 4,950,000 warrants, including 90,000 warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $4,950,000.
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
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, we had approximately $0.7 million in our operating bank account and working capital of approximately $1.0 million.
Prior to the completion of the IPO our liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of June 30, 2022. Subsequent to the consummation of the initial public offering our liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $4,950,000.
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
Results of Operations
As of June 30, 2022, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through June 30, 2022 relates to our formation and the IPO and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in out Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net loss of $196,832, which consisted of operating costs of $253,884 and partially offset by an unrealized gain on the change in the fair value of the FPA liability of $15,495 and trust interest income of $41,557.
For the six months ended June 30, 2022, we had net loss of $1,474,316, which consisted of operating costs of $540,090 and an unrealized loss on the change in the fair value of the FPA liability of $990,062, partially offset by trust interest income of $55,836.
For the three months ended June 30, 2021, we had net loss of $0.
For the period from February 16, 2021 (inception) to June 30, 2021, we had net loss of approximately $18,048, which consisted of formation and operating costs.

Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date the Units are first listed on the Nasdaq, we have agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or its liquidation, we will cease paying these monthly fees. Total administrative fee for the three and six months ended June 30, 2022 are $60,000 and $100,000, respectively. No administrative fees had been recorded for the three months ended June 30, 2021 and for the period from February 16, 2021 (inception) to June 30, 2021. At June 30, 2022 and December 31, 2021, $0 is reported on the balance sheet as due to Sponsor for the administrative fees due.
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

Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common stocks outstanding during the period, excluding common stocks subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stocks that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At June 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
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
(“ASU2020-06”)
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
Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on February 16, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
Other than as discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property

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
As described elsewhere in this Quarterly Report, we identified material weaknesses in our internal control over financial reporting related to errors in fair value calculation of certain financial instruments and unrecorded liabilities. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022.
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
None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of the Company’s Yearly Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15(d)-14(a), under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL ACQUISITION CORPORATION 1

Date: August 15, 2022	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Brittany Lincoln
	Name:	Brittany Lincoln
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)