Form 10-Q
period 2022-09-30
Integral Acquisition Corp 1
filed 2022-11-14
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of November
14
, 2022, there were 11,500,000 shares of Class A common stock, $0.0001 par value, and 2,875,000 shares of Class B common stock, $0.0001 par value, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1

Form 10-Q For the Quarter Ended September 30, 2022

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 (unaudited) and for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 (unaudited) and for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from February 16, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	24
Part II. Other Information		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Part III. Signatures		26

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

•	“ASC” are to the Accounting Standards Codification;

•	“ASU” are to the Accounting Standards Update;

•	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

•	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“Company,” “our Company,” “we” or “us” are to Integral Acquisition Corporation 1, a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FASB” are to the Financial Accounting Standards Board;

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

•	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to Integral Sponsor LLC, a Delaware limited liability company;

•

“trust account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering; and

•	“units” are to the units sold in our initial public offering, which consist of one share of Class A common stock and one-half of one redeemable warrant.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$821,844	$1,309,165
Prepaid expense	262,102	250,943

Total current assets	1,083,946	1,560,108

Investments held in trust account	116,898,425	116,733,409
Other noncurrent assets	20,879	188,526

Total Assets	$118,003,250	$118,482,043

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$14,787	$30,808
Income taxes payable	28,766	—
Franchise tax payable	45,123	174,845

Total current liabilities	88,676	205,653

Deferred underwriting commission	6,050,000	6,050,000
Forward Purchase Agreement liability	2,041,573	1,007,934

Total liabilities	8,180,249	7,263,587

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.16 and $10.15 per share at September 30, 2022 and December 31, 2021, respectively.	116,827,207	116,725,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(7,004,494)	(5,506,832)

Total stockholders’ deficit	(7,004,206)	(5,506,544)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$118,003,250	$118,482,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 16, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$240,378	$11,262	$780,468	$29,310

Loss from operations	(240,378)	(11,262)	(780,468)	(29,310)

Other income (expenses):
Unrealized gain (loss) on change in fair value of Forward Purchase Agreement liability	(43,577)	1,272	(1,033,639)	1,272
Interest income	391,582	—	447,418	—

Total other income (expenses), net	348,005	1,272	(586,221)	1,272

Income (loss) before provision for income taxes	107,627	(9,990)	(1,366,689)	(28,038)
Provision for income taxes	(28,766)	—	(28,766)	—

Net income (loss)	$78,861	$(9,990)	$(1,395,455)	$(28,038)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	—	11,500,000	—

Basic and diluted net income (loss) per common stock subject to redemption	$0.01	$—	$(0.10)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,875,000	2,500,000	2,875,000	2,500,000

Basic and diluted net income (loss) per non-redeemable common stock	$0.01	$(0.00)	$(0.10)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	2,875,000	$288	$—	$(5,506,832)	$(5,506,544)
Net loss	—	—	—	(1,277,484)	(1,277,484)

Balance as of March 31, 2022 (unaudited)	2,875,000	288	—	(6,784,316)	(6,784,028)
Net loss	—	—	—	(196,832)	(196,832)

Balance as of June 30, 2022 (unaudited)	2,875,000	288	—	(6,981,148)	(6,980,860)
Remeasurement of Class A common stock to redemption amount	—	—	—	(102,207)	(102,207)
Net income	—	—	—	78,861	78,861

Balance as of September 30, 2022 (unaudited)	2,875,000	$288	$—	$(7,004,494)	$(7,004,206)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance as of February 16, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsors	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(18,048)	(18,048)

Balance as of March 31, 2021 (unaudited)	2,875,000	288	24,712	(18,048)	6,952
Net loss	—	—	—	—	—

Balance as of June 30, 2021 (unaudited)	2,875,000	288	24,712	(18,048)	6,952
Initial classification of forward purchase agreement liability	—	—	(1,013,935)	—	(1,013,935)
Reclass negative equity to accumulated deficit	—	—	989,223	(989,223)	—
Net loss	—	—	—	(9,990)	(9,990)

Balance as of September 30, 2021 (unaudited)	2,875,000	$288	$—	$(1,017,261)	$(1,016,973)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,	For the period from February 16, 2021 (inception) through September 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(1,395,455)	$(28,038)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B common shares	—	18,048
Unrealized loss (gain) on change in fair value of Forward Purchase Agreement liability	1,033,639	(1,272)
Interest earned on investments held in Trust Account	(447,409)	—
Changes in current assets and current liabilities:
Prepaid expenses	156,488	—
Accrued expenses	(16,021)	25,000
Income taxes payable	28,766	—
Franchise taxes payable	(129,722)	—

Net cash (used in) provided by operating activities	(769,714)	13,738

Cash flows from Investing Activities:
Withdrawal of funds from trust	282,393	—

Net cash provided by investing activities	282,393	—

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	—	252,950
Payment of deferred offering costs	—	(206,926)

Net cash provided by financing activities	—	46,024

Net change in cash	(487,321)	59,762
Cash, beginning of the period	1,309,165	—

Cash, end of the period	$821,844	$59,762

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common shares	$—	$24,275

Deferred offering costs paid by Sponsor in promissory note	$—	$17,640

Remeasurement of Class A common stock to redemption amount	$102,207	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity, Capital Resources and Going Concern
As of September 30, 2022, the Company had $821,844 in its operating bank account and working capital of $1,069,159.
Prior to the completion of the IPO the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of September 30, 2022. Subsequent to the consummation of the initial public offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $4,950,000.
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
as filed with the SEC on April 1, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the
results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value of the forward purchase agreement and the valuation allowance on the deferred tax asset
s
. The Company’s effective tax rate was 26.7% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 2.1% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively.
A
SC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Class A common stock subject to possible redemption reflected on the balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,750,000)
Class A common stock issuance costs	(10,247,056)
Plus:
Remeasurement of carrying value to redemption value	17,722,056

Class A common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Remeasurement of carrying value to redemption value	102,207

Class A common stock subject to possible redemption, September 30, 2022	$116,827,207

Net Income (Loss) Per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic Income (loss) per common share for the periods presented.

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

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from February 16, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A		Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$63,089	$15,772	$—	(9,990)	$(1,116,364)	$(279,091)	$	`—	$(28,038)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	—	2,500,000	11,500,000	2,875,000		—	2,500,000
Basic and diluted net income (loss) per share	$0.01	$0.01	$—	(0.00)	$(0.10)	$(0.10)		$—	$(0.01)
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
Promissory Note — Related Party
On February 16, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. At September 30, 2022 and December 31, 2021, there were no borrowings under the promissory note and no borrowing are permitted under this Note in the future.
Related Party Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest
basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Fees
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three and nine months ended September 30, 2022 are $60,000 and $160,000, respectively. No administrative fees had been recorded for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) to September 30, 2021. At September 30, 2022 and December 31, 2021, $0 is reported on the balance sheet as due to Sponsor for the administrative fees due.
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

Note 7— Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 11,500,000 shares subject to possible redemption.
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At September 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.
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
The Company accounts for the 10,700,000 warrants issued in connection with the IPO (comprised of 5,750,000 Public Warrants and 4,950,000 Private Placement Warrants) in accordance with the guidance contained in
ASC815-40. Such
guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
Note 8 —Fair Value Measurements
As of September 30, 2022 and December 31, 2021, investments in the Company’s Trust Account primarily consisted of U.S money market funds and U.S. Treasury Securities that mature in May 2022, respectively. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”.
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
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022:

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$116,898,425	$—	$—
Liabilities
FPA	$—	$—	$2,041,573
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021:

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$116,716,698	$—	$—
Liabilities
FPA	$—	$—	$1,007,934
Measurement
On September 30, 2022 and December 31, 2021, the Company used a Probability Weighted Expected Return (PWER) model to value the FPA liability.
The key inputs into the modified PWER model for the FPA liability were as follows:

Input	September 30, 2022	December 31, 2021
Probability of successful business combination	85%	85%
Likelihood by 4/30/2022	—%	5%
Likelihood by 10/31/2023	—%	15%
Likelihood by 01/31/2023	5%	—%
Likelihood by 04/30/2023	95%	80%
Risk-free rate	3.94%	0.51%
Stock price	$9.90	$10.00
Estimated term remaining (years)	0.57	1.35
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA liability classified as Level 3:

Fair Value at December 31, 2021	$1,007,934
Change in fair value	1,005,557

Fair Value at March 31, 2022	$2,013,491
Change in fair value	(15,945)

Fair Value at June 30, 2022	$1,997,996
Change in fair value	43,577

Fair Value at September 30, 2022	$2,041,573

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had approximately $0.8 million in our operating bank account and working capital of approximately $1.1 million.

Prior to the completion of the IPO our liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of September 30, 2022. Subsequent to the consummation of the initial public offering our liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $4,950,000.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through September 30, 2022 relates to our formation and the IPO and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in out Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $78,861, which consisted of trust interest income of $391,582, offset by operating costs of $240,378, an unrealized loss on the change in the fair value of the FPA liability of $43,577 and provision from income tax of $28,766.

For the nine months ended September 30, 2022, we had net loss of $1,395,455, which consisted of operating costs of $780,468, provision from income taxes of $28,766 and an unrealized loss on the change in the fair value of the FPA liability of $1,033,639, partially offset by trust interest income of $447,418.

For the three months ended September 30, 2021, we had a net loss of $9,990 consisting of operating costs of $11,262 partially offset by an unrealized gain on the change in the fair value of the FPA liability of $1,272.

For the period from February 16, 2021 (inception) to September 30, 2021, we had net loss of $28,038, which consisted of formation and operating costs of $29,310 partially offset by an unrealized gain on the change in the fair value of the FPA liability of $1,272.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, we have agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or its liquidation, we will cease paying these monthly fees. Total administrative fee for the three and nine months ended September 30, 2022 are $60,000 and $160,000, respectively. No administrative fees had been recorded for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) to September 30, 2021. At September 30, 2022 and December 31, 2021, $0 is reported on the balance sheet as due to Sponsor for the administrative fees due.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At September 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Through September 30, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on February 16, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to identified material weaknesses related to errors in fair value calculation of certain financial instruments and unrecorded liabilities. Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property

ITEM 1A.	RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, and (ii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 16, 2022 and August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

As described under the section below entitled “The Extension Amendment Proposal—Redemption Rights”, if the deadline for us to complete a Business Combination (currently May 5, 2023) is extended, our public shareholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, and we expect that we will, following such date, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including potential price appreciation of our securities.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently some uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its Business Combination within 24 months after the effective date of the IPO Registration Statement. We do not expect to complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including potential price appreciation of our securities.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. Our Sponsor is a U.S. entity, and the managing member of our Sponsor is a U.S. person. Our Sponsor is not controlled by and does not have substantial ties with a non-U.S. person.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.15 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

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

INTEGRAL ACQUISITION CORPORATION 1

Date: November 14, 2022	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Brittany Lincoln
	Name:	Brittany Lincoln
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)