Form 10-K
period 2022-12-31
Integral Acquisition Corp 1
filed 2023-03-31
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
667 Madison Avenue New York, New York	10065
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
209-6132
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	INTEU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value per share	INTE	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	INTEW	The Nasdaq Stock Market LLC
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act).    Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Global Market was $113,620,000.
As of March
31
, 2023 there were 11,500,000 shares of Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

•	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•

“anchor investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our management team, our sponsor (as defined below) or any other anchor investor) that purchased an aggregate of approximately $60.8 million of units in our initial public offering (as defined below), and became a member of our sponsor at the closing of our initial public offering;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

•	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Carnegie Park” are to Carnegie Park Capital, LLC (and/or its affiliates), with which we have entered into a forward purchase agreement;

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•	“Cohen & Company” are to Cohen & Company Capital Markets, a division of J.V.B. (as defined below);

•	“Combination Period” are to the 18-month period, from the closing of the initial public offering to May 5, 2023, that the Company has to consummate an initial business combination;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“Company,” “our Company,” “we” or “us” are to Integral Acquisition Corporation 1, a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

•

“Crescent Park” are to Crescent Park Management, L.P. as the investment advisor to Crescent Park Master Fund, L.P., Crescent Park FOF Partners, L.P. and Crescent Park Global Equity Master Fund, L.P. (and/or their affiliates), with which we have entered into a forward purchase agreement;

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FASB” are to the Financial Accounting Standards Board;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•	“forward purchase shares” are to the shares of Class A common stock to be issued pursuant to the forward purchase agreements;

•	“forward purchasers” are to Carnegie Park and to Crescent Park as the purchasers under their respective forward purchase agreements;

•	“forward transferee” are to any affiliate to which a forward purchaser transfers any portion of its rights and obligations to purchase the forward purchase shares under its forward purchase agreement;

•

“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

•

“FPA” are to each of the forward purchase agreements providing for the sale of shares of Class A common stock to the forward purchasers in private placements that will close concurrently with the closing of our initial business combination;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 5, 2021;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“J.V.B.” are to J.V.B. Financial Group, one of our anchor investors;

•	“management” or our “management team” are to our executive officers and directors;

•	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

•	“Nasdaq” are to the Nasdaq Global Market;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

•	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

•

“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided, that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•

“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

•

“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on June 14, 2021, as amended, and declared effective on November 2, 2021 (File No. 333-257058);

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPACs” are to special purpose acquisition companies;

•	“sponsor” are to Integral Sponsor LLC, a Delaware limited liability company;

•

“trust account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America; and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated in February 2021 as a Delaware corporation whose purpose is to effect our initial business combination.

While we may pursue an acquisition opportunity in any industry, sector, or geography, we have targeted and will continue to target a business combination with a technology-oriented company in Australia and/or New Zealand. We are one of only a few SPACs primarily focused on acquisition targets in Australia and/or New Zealand. We believe that Australia and New Zealand have economic and social environments suitable for companies to innovate and develop new technologies and/or business models with potential for international expansion. We have focused and will continue to focus on the rapidly growing universe of companies and entrepreneurs in Australia and/or New Zealand that apply technology and innovation to our everyday lives. Our management team possesses a synergistic combination of executive, strategic, operational, financial, and transactional experience in this region, and has demonstrated a track record of identifying and creating stockholder value at a wide array of technology, financial services, manufacturing, consulting, and fast-moving consumer goods companies. We believe that the experience and expertise of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the business following our initial business combination.

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

Initial Public Offering

On May 28, 2021, the Company entered into a letter agreement with J.V.B. pursuant to which the Company engaged Cohen & Company to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Company’s initial business combination. J.V.B. was one of the Company’s anchor investors that purchased units in the IPO and became a member of the Company’s sponsor at the closing of our IPO to hold an indirect interest in a specified number of the founder shares held by the sponsor.

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

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 4,950,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,950,000.

A total of $116,725,000, comprised of $113,000,000 of the proceeds from the initial public offering and a portion of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Enrique Klix, our Chief Executive Officer, and Brittany Lincoln, our Chief Financial Officer, who have many years of experience in identifying and understanding the key fundamental theses of the businesses operating in our targeted geography and sector. We must complete our initial business combination by May 5, 2023, 18 months from the closing of our initial public offering. If our initial business combination is not consummated by the end of this Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

On March 24, 2023, we filed a preliminary proxy statement with the SEC for a special meeting of the Company’s stockholders. The purpose of the meeting is to consider and vote upon a proposal to amend our Charter to extend the date by which the Company must consummate a business combination from May 5, 2023 to November 3, 2023, or such earlier date as determined by the Company’s board of directors in its sole discretion (the “Extension,” and such later date, the “Extended Date”) (“Extension Amendment Proposal”). The Company and the Sponsor are discussing the amount, if any, of additional monthly contributions to the Trust Account by the Sponsor or its designee for the benefit of the holders of Public Shares who do not elect to redeem their Public Shares in connection with the Extension. There is no guarantee that the Extension Amendment Proposal will be approved by the Company’s stockholders, and if it is not approved, then if a Business Combination is not consummated by May 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Moreover, the extent, if any, by which the Sponsor or its designee agrees to make additional contributions to the Trust Account if the Extension Amendment Proposal is approved will likely have a significant influence on the stockholders’ vote. If the Extension is approved, the public stockholders will be provided the opportunity at that time to redeem all or a portion of their (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq).

Market Opportunity

We believe that Australia and New Zealand have economic and social environments suitable for companies to develop new technologies and/or business models with potential for international expansion. With a population of approximately 26.0 million and a nominal gross domestic product (“GDP”) of $1.72 trillion in 2022, growing at an average annual compound growth rate of 3.8% per annum through 2027 (according to the International Monetary Fund), Australia presents an opportunity for investment with proper fundamentals. With a population of approximately 5.1 million and a GDP of $242.7 billion in 2022, growing at an average annual compound growth rate of 4.8% per annum through 2027 (according to the International Monetary Fund), New Zealand presents a comparable opportunity with similar fundamentals. Australia and New Zealand have similar levels of affluence and preferences to Westerners in larger markets. These countries speak English as a first language, have relatively high income per capita, and a strong rule of law and credit rating, combined with low levels of inflation and unemployment. More importantly, however, Australia and New Zealand have robust economies that maintain an entrepreneurial spirit, provide for significant availability of at-risk capital, and are early adopters of technology.

Australia and New Zealand completed 2020 with relatively low global debt levels and AAA and AA+ long-term foreign currency ratings, respectively, according to Standard & Poor’s as of March 1, 2023. Australia and New Zealand’s effective and proactive responses to the outbreak of COVID-19 have shielded their economies from the global economic downturn experienced during 2020. Australia and New Zealand have been flexible and resilient economies, with strong social and political institutions, and open markets, which have helped them respond effectively to various manners of disruption.

The combined effects of COVID-19 lockdowns and economic support packages are swiftly changing the public debt profile of almost all economies. Australia and New Zealand entered 2020 with very low public debt, by international standards. In its October 2022 ‘Global Fiscal Monitor’ report, the International Monetary Fund stated that the Australian government and New Zealand government’s net debt was 34.2% and 19.9% of GDP in 2019, respectively. These figures are well below the 90.7% average for advanced economies. With low public sector debt, the governments of Australia and New Zealand are well positioned to support economic recovery.

When considering a wide range of economic, social, and political factors, Australia and New Zealand are two of the most globalized countries in the world. According to the KOF Globalization Index, Australia and New Zealand ranked 3rd and 6th, respectively, in the Asia-Pacific region in 2022. The topmost globalized countries are Switzerland, Netherlands, Belgium, Sweden, and the United Kingdom. Globally, Australia and New Zealand were ranked 30th and 42nd, respectively, after the United States of America (24th) and above some major trading economies, such as China (77th), and India (86th).

Australia and New Zealand benefit from a diverse, highly skilled, and entrepreneurial workforce. As two of the most multicultural and multilingual countries in the world, Australia and New Zealand use their global ties to connect with the best the world has to offer. Australia and New Zealand are also two of the easiest places in the world to do business. According to the World Bank, Australia and New Zealand reached the 14th and 1st positions in the world, respectively, for ease of doing business in 2019.

As developed economies, Australia and New Zealand benefit from being part of a growing region of the world. Most of Australia and New Zealand’s principal export partners are located in Northeast Asia and Southeast Asia, and a network of 17 and 13 free trade agreements, respectively, gives businesses preferential access to fast-growing markets, including in the proximate Asian region.

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

Given the substantial and growing economies in Australia and New Zealand, we believe there are numerous privately funded targets held by investors looking to expeditiously exit their investments via the public markets. We also believe many companies and investors in these sectors are evaluating their portfolios and reviewing candidates for potential divestitures, which might prove to be attractive business combination targets.

Business Strategy

Our strategy has been and will continue to be to identify and complete a business combination with a company with a presence in Australia and/or New Zealand with scalable technology and operations, a proven business model, and an established management team that is potentially looking to expand. The accelerated adoption of digital services and investment in technology infrastructure by consumers and enterprises is driving organizations to fortify their operations in an increasingly distributed environment. We believe many of these technology-oriented businesses could benefit from additional management experience to accelerate revenue growth, improve their operations, expand margins, and optimize their capital allocation decision-making process. These opportunities include, but are not limited to, businesses operating in industry sectors like artificial intelligence, cybersecurity, data analytics, Internet of Things, quantum computing, and software-as-a-service, as well as technology-oriented companies seeking to improve and/or automate the delivery and use of services and/or products in the agricultural, renewable energy sources, education, finance, governmental, human resources, legal and compliance, property, and waste management and recycling sectors. We will also examine any sector cross-over with food, hardware, marketplaces, media, mining services, and telecommunications companies that engage in similarly progressive, exciting technologies, and new business models. We believe that companies operating in these areas have characteristics which make them attractive investments, including their underlying market size and growth dynamics.

Our business combination selection process has leveraged and will continue to leverage our management team’s broad and deep network of relationships, differentiated industry knowledge, prolific acquisition experience, and deal-sourcing capabilities to access a wide spectrum of opportunities. Our management team members have developed this network over the past several decades while serving in executive roles at successful organizations. We believe that our management team will identify a business combination that will benefit from our experience, including:

•	a track record of operating, growing, and advising businesses in both public and private settings;

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

•	long tenures of serving on leading public companies to effect change; and

•	a track record of expeditiously enhancing and exiting investments to deliver substantial stockholder value.

In addition to our own market knowledge and execution capabilities, we have a board of directors that comprises other leading executives who strengthen our expertise and broaden our network of relationships.

Mr. Klix, Mr. Cotton, Mr. Hutton, Mr. Javeri, and Ms. Thornton have leveraged and will continue to leverage their global network of relationships, deal sourcing capabilities and differentiated industry experience to access a wide range of proprietary opportunities and continue the process of pursuing and reviewing potential business combinations.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating potential business combination opportunities, but we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines. We intend to conduct a business combination with a company that we believe:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the Registration Statement, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In addition to any potential business candidates we identify on our own, we anticipate that other target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, venture capital funds, and large business enterprises seeking to divest non-core assets or divisions.

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

In addition, our sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

Status as a Public Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (November 5, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Financial Position

With funds in the trust of approximately $112,000,000 (after payment of $6,050,000 of deferred underwriting fees) available for a business combination and gross proceeds up to $30,000,000 in the aggregate if all of the forward purchase shares are purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the forward purchase shares are purchased at $9.20 per share or up to a lower amount in the aggregate if all of the forward purchase shares are purchased at less than $9.20 per share), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a mixture of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of December 31, 2022, the amount in the trust account available for redemption was approximately $10.23 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

In addition, on March 24, 2023, we filed a preliminary proxy statement with the SEC for a special meeting of the Company’s stockholders seeking to extend the deadlin by which we must consummate our initial business combination. If the Extension is approved, the public stockholders will be provided the opportunity at that time to redeem all or a portion of their (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq).

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances, or other indebtedness in connection with our initial business combination, including pursuant to FPAs or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 4,312,501, or 37.5%, of the 11,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). In the event that our anchor investors vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing of our initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination. This quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances, or other indebtedness in connection with our initial business combination, including pursuant to FPAs or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent (the “Excess Shares”). We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by May 5, 2023, the last day of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our initial public offering, or May 5, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by the end of this Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

Our initial stockholders, sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by the end of the Combination Period. However, if our initial stockholders, sponsor, or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month Combination Period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $601,088 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.23. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.23. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

On May 28, 2021, the Company entered into a letter agreement with J.V.B. pursuant to which the Company engaged Cohen & Company to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Company’s initial business combination. J.V.B. was one of the Company’s anchor investors that purchased units in the IPO and became a member of the Company’s sponsor at the closing of our IPO to hold an indirect interest in a specified number of the founder shares held by the sponsor.

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

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to up to $601,088 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside the trust account was $601,088.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the end of the Combination Period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

In addition, on March 24, 2023, we filed a preliminary proxy statement with the SEC for a special meeting of the Company’s stockholders seeking to extend the deadlin by which we must consummate our initial business combination. If the Extension is approved, the public stockholders will be provided the opportunity at that time to redeem all or a portion of their (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq).

Competition

In identifying, evaluating, and selecting a target business for our initial business combination, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (November 5, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A.	Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

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

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

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

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

•

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

•

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

•

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

•

we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

•	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

•

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

•

a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

•	there is substantial doubt about our ability to continue as a “going concern”;

•

we have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) the Registration Statement, (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022, and (iii) our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, filed with the SEC on May 16, 2022, August 15, 2022 and November 14, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

(a) Market Information

Our units, public shares and public warrants are each traded on the Nasdaq under the symbols INTEU, INTE, and INTEW, respectively. Our units commenced public trading on November 3, 2021, and our public shares and public warrants commenced separate public trading on December 16, 2021.

(b) Holders

On March 1, 2023, there was one holder of record of our units, one holder of record of shares of our Class A common stock and two holders of record of our warrants.

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

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated on February 16, 2021 as a Delaware corporation and formed for the purpose of effecting a business combination with one or more businesses.

Our sponsor is Integral Sponsor, LLC, a Delaware limited liability company. The Registration Statement for our initial public offering was declared effective on November 2, 2021. On November 5, 2021, we consummated our initial public offering of 11,500,000 units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 units, at a purchase price of $10.00 per unit. Offering costs amounted to $10,757,787 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the founder shares acquired by the anchor investors of $3,386,739, and $556,048 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter). Of the total offering costs, $10,247,056 was charged to temporary equity and the remaining $510,731 is included in equity.

Simultaneously with the closing of the IPO, we completed the private placement of an aggregate of 4,950,000 private placement warrants, including 90,000 private placement warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional units to the sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $4,950,000.

Upon the closing of the IPO, management has agreed that an amount equal to at least $10.15 per unit sold in the IPO, including the proceeds of the private placement warrants, will be held in the trust account, located in the United States with Continental acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the private placement warrants will not be released from the trust account until the earliest of (i) the completion of initial business combination, (ii) the redemption of the Company’s public shares if we are unable to complete an initial business combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial business combination within the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

We will have only 18 months from the closing of the IPO to complete the initial business combination. However, if we are unable to complete the initial business combination within this Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $0.6 million in our operating bank account and working capital of approximately $0.8 million.

Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a loan under an unsecured promissory note with the sponsor totaling $252,950 and the issuance of 2,875,000 shares of Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of December 31, 2022. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied through the issuance of the private placement warrants, which generated gross proceeds of $4,950,000. In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. We have until May 5, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 5, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements contained elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through December 31, 2022 relates to our formation and the IPO and since the closing of the IPO, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and held in our trust account. We have incurred and will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net loss of $1,442,314, which consisted of a loss from operations of $1,120,668, provision for income taxes of $269,197 and an unrealized loss on the change in the fair value of the Forward Purchase Agreement liability of $1,700,783, partially offset by an unrealized gain in Trust Account of $376,801 and interest income of $1,271,533.

For the period from February 16, 2021 (inception) to December 31, 2021, we had net loss of $371,561, which consisted of a loss from operations of $385,971 partially offset by an unrealized gain on the change in the fair value of the Forward Purchase Agreement liability of $6,001 and interest income of $8,409.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the units were first listed on Nasdaq, we have agreed to pay the sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial business combination or its liquidation, we will cease paying these monthly fees. Total administrative fee for the year ended December 31, 2022 is $ $220,000. Total administrative fee for the year ended December 31, 2021 is $ $40,000. At December 31, 2022 and 2021, $0 is reported on the balance sheet as due to sponsor for the administrative fees due.

Registration and Stockholder Rights

The holders of the (i) founder shares, (ii) private placement warrants, and the shares of Class A common stock underlying such private placement warrants, (iii) private placement warrants that may be issued upon conversion of Working Capital Loans and (iv) the forward purchase shares that may be purchased pursuant to the related FPAs will have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial business combination pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Engagement of Services

On May 28, 2021, the Company entered into a letter agreement with J.V.B. pursuant to which the Company engaged Cohen & Company to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Company’s initial business combination. J.V.B. was one of the Company’s anchor investors that purchased units in the IPO and became a member of the Company’s sponsor at the closing of our IPO to hold an indirect interest in a specified number of the founder shares held by the sponsor.

On November 4, 2021, the Company paid J.V.B. $85,000 in cash from funds outside of the trust account. Funds due to J.V.B. upon the completion of the Company’s initial business combination ($605,000 in the aggregate) will be paid by the underwriters.

Underwriter Agreement

The underwriters were due a commission of $0.20 per unit, or $2,000,000 in the aggregate, on the first 10,000,000 units sold in the IPO and the commission was capped at $2,000,000. Additionally, the underwriters agreed to reimburse us $1,235,000 for certain offering costs upon the IPO. On November 5, 2021, we paid a cash underwriting commission of $765,000 net of the reimbursement.

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

Anchor Investment

Certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of the Company’s management team, the sponsor or any other anchor investor) have purchased an aggregate of approximately $60.8 million of the units in the IPO at the public offering price. There can be no assurance that the anchor investors will retain their units prior to or upon the consummation of the initial business combination. In addition, none of the anchor investors has any obligation to vote any of their public shares in favor of the initial business combination.

The anchor investors have not been granted any stockholder or other rights that are in addition to those granted to our other public stockholders, and will only be issued equity interests in our sponsor, with no right to control our sponsor or vote or dispose of any securities held by our sponsor. Further, unlike some anchor investor arrangements of other blank check companies, the anchor investors are not required to (i) hold any units, Class A common stock or warrants purchased in the IPO or thereafter for any amount of time, (ii) vote any shares of Class A common stock they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The anchor investors will have the same rights to the funds held in the trust account with respect to the Class A common stock underlying the units they may have purchased in the IPO as the rights afforded to the Company’s other public stockholders. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, offering cost associated with the IPO includes $3,386,739 of excess value of the anchor investors. The valuation of $6.78 per founder share (or $3,391,739 in the aggregate) of the anchor investors was reduced by $0.01 per founder share (or $5,000 in the aggregate), the price paid for the founder shares.

Forward Purchase Shares

Crescent Park, which is one of the Company’s anchor investors, and Carnegie Park have agreed, as the forward purchasers pursuant to their respective FPAs entered into with the Company, to purchase up to 2,500,000 forward purchase shares in the case of Crescent Park and up to 500,000 forward purchase shares in the case of Carnegie Park at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the forward purchase shares that are purchased in the manner described below) for gross proceeds up to $30,000,000 in the aggregate if all of the forward purchase shares are purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the forward purchase shares are purchased at $9.20 per share or up to a lower amount in the aggregate if all of the forward purchase shares are purchased at less than $9.20 per share) in private placements that will occur concurrently with the consummation of the initial business combination.

The price to be paid for forward purchase shares will be reduced to or below $9.20 per share in the following circumstances:

•

to $9.20 if the aggregate purchase price paid by the forward purchaser at $10.00 per share would exceed the lesser of (i) a specified dollar amount and (ii) a specified percentage of the aggregate purchase price paid by the purchasers of our Class A common stock in private placements that occur on or prior to the date of our initial business combination (“PIPEs”);

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

The following assumptions were utilized in the determination of fair value for the FPA liability:

•

Each forward purchase share is one share of our Class A common stock. No payment is due from the forward purchaser until immediately before the initial business combination. The purchase price is $10.00 per forward purchase share, subject to the discounted purchase price. The discounted purchase price is either at $9.20 per share or at an 8% discount to the PIPE price if the PIPE is priced below $9.20.

•

The conditions upon obtaining a $9.20 purchase price are within the control of the holder of the forward purchase share because the holder will control the aggregate purchase price of the forward purchase shares to be purchased by the holder and, in the case of the forward purchaser that is expected to purchase public units, such forward purchaser and its affiliates will control whether such forward purchaser and its affiliates sell or redeem more than 50% of the public units (or, following the separate trading of the public shares and the public warrants, the public shares) on or prior to the initial business combination. The holder that is expected to purchase public units is assumed to have no negative economic impact from not selling or redeeming more than 50% of the public units (or, following the separate trading of the public shares and the public warrants) on or prior to the initial business combination since such forward purchaser would be selling at market price, without knowledge of future pricing, so that not selling or redeeming and realizing the 8% discount to market price on its future purchase is actually a positive feature to such holder. Therefore, the Company’s management assumed that the likelihood of the holder to have a $10.00 purchase price is de minimis.

•	Management assumed a PIPE would be priced below $9.20 per share only 5% of the time and would be priced at $9.00 per share when it is priced below $9.20 per share.

The purchase of forward purchase shares by Crescent Park and Carnegie Park as the forward purchasers pursuant to their respective FPAs will be subject to their respective internal approval processes and the other closing conditions set forth in their respective FPAs. Since the decision whether or not to purchase the forward purchase shares will be in the sole discretion of the forward purchasers, there can be no assurance that such purchases will be consummated.

Each of the forward purchasers has the right to transfer all or a portion of its rights and obligation to purchase the forward purchase shares to one or more forward transferees who are affiliates of the forward purchaser, subject to compliance with applicable securities laws. Any such forward transferee will be subject to the same terms and conditions under the relevant FPA. The forward purchase shares will be identical to the shares of Class A common stock underlying the units being sold in the IPO, except that they will be subject to certain registration rights and transfer restrictions. The funds from the sale of the forward purchase shares will be used as part of the consideration to the sellers in the initial business combination and any excess funds will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and is intended to provide the Company with a minimum funding level for the initial business combination.

Critical Accounting Policies

Deferred Offering Costs

We comply with the requirements of the ASC Topic 340-10-S99-1 “Other Assets and Deferred Costs”. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs amounted to $10,757,787 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the founder shares acquired by the anchor investors of $3,386,739, and $556,048 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter), of the total offering costs, $10,247,056 was charged to temporary equity and the remaining $510,731 is included in equity.

FPA liability

We account for the 3,000,000 forward purchase shares issued pursuant to the FPAs in accordance with the guidance contained in ASC Topic 815-40 “Derivatives and Hedging” (“ASC 815-40”). Such guidance provides that because the FPA shares do not meet the criteria for equity treatment thereunder, each FPA share must be recorded as a liability. Accordingly, we classify each FPA share as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA liability will be adjusted to fair value, with the change in fair value recognized in the statement of operations.

Common Stock Subject to Possible Redemption

All of the 11,500,000 public shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

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

Recent Accounting Pronouncements

In August 2020, FASB issued ASU Topic, “2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. On February 16, 2021, the date of the Company’s inception, the Company adopted the new standard.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to due to identified material weaknesses related to errors in fair value calculation of certain financial instruments and unrecorded liabilities. Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We continue to improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Enrique Klix	54	Chief Executive Officer and Director
Brittany Lincoln	42	Chief Financial Officer
James Cotton	46	Director
Stuart Hutton	55	Director
Niraj Javeri	41	Director
Lynne Thornton	49	Director

The experience of our directors and executive officers is as follows:

Enrique Klix (Chief Executive Officer and Director)

Mr. Klix has served as our Chief Executive Officer and one of our directors since inception. Mr Klix has significant international experience after being based in Australia, Europe, and Latin America for more than 30 years. Mr. Klix has a track record of successfully leading and advising corporations and governments on turnarounds, mergers and acquisitions, capital market transactions, operational and financial restructuring, and greenfield start-ups with an aggregate value in excess of $30 billion. Between January 2019 and July 2020, Mr. Klix served as Orora Cartons Australia’s General Manager (ASX: ORA). Under his leadership, the business went through a successful operational, commercial, and financial turnaround before being sold to Nippon Paper. Between 2014 and 2016, Mr. Klix served as Senior Vice President at McKinsey & Co.’s recovery and transformation division in Australia and New Zealand. Mr. Klix also served as Chief Financial Officer and Deputy Chief Executive Officer of McColl’s Transport between 2009 and 2014. Under his tenure, McColl’s Transport was recognized as the “Turnaround of the Year” in 2012, before being sold to a private equity consortium led by Kohlberg Kravis Roberts & Co. Mr. Klix was an investor in TrademarkVision, an Australian company that utilized image recognition and artificial intelligence technology for trademark searches and protection. In 2018 TrademarkVision was acquired by Clarivate Analytics (NYSE: CLVT) from the U.S., and Mr. Klix was instrumental in supporting the company through the acquisition. He is an active seed and pre-initial public offering investor in Australia and other geographies, including minority equity stakes in

Groundfloor (Last K Ventures Pty. Ltd.) and Miso Robotics. Prior to moving to Australia, Mr. Klix worked for ten years as an investment banker for Salomon Smith Barney (now Citigroup (NYSE: C)) and Dresdner Kleinwort Benson in London focused on servicing telecommunications companies across Europe on mergers and acquisitions, and debt and equity capital markets transactions. Mr. Klix also played lead roles in the initial and secondary public offerings of many energy, telecommunications and beverage companies such as Enel S.p.A. (BIT: ENEL), Energias de Portugal, S.A. (ELI: EDP), and Compañía Cervecerías Unidas, S.A. (NYSE: CCU). Mr. Klix is also a director of Klix II Pty. Ltd. Mr. Klix holds a degree in Economics from the Universidad Católica Argentina and an MBA from the University of Cambridge in England. We believe that Mr. Klix’s vast experience in senior finance, operational, and consulting roles in publicly listed and private companies makes him well qualified to serve on our board of directors.

Brittany Lincoln (Chief Financial Officer)

Ms. Lincoln has served as our Chief Financial Officer since inception. Ms. Lincoln is a qualified Chartered Accountant in Australia and brings over 20 years’ experience in the related disciplines of financial advisory, insolvency, transaction integration, and commercial disputes. Ms. Lincoln is currently a Partner at Harlen Advisory Pty Ltd., an Australian-based accounting firm that embraces the latest in technology (and which acquired the business and assets of Mifi Group Pty Ltd. In which Ms. Lincoln was previously a Partner). Before joining MifI, Ms. Lincoln was a Partner at KordaMentha, an advisory and investment firm that provides specialist consulting, forensic, real estate, restructuring, and investment services. Here, Ms. Lincoln served 15 years leading and advising on complex and high-profile corporate insolvency and restructuring matters. Ms. Lincoln also spent the later years of her career at KordaMentha as an expert witness in high-stakes commercial disputes. During the earlier part of her career, Ms. Lincoln spent four years based in the United States with Ernst & Young within the Transaction Integration practice where she worked across the United States and the United Kingdom on mergers and acquisitions. Ms. Lincoln holds a Bachelor of Commerce and a Bachelor of Science from La Trobe University, Melbourne, Australia.

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

Niraj Javeri (Director)

Mr. Javeri has served as one of our directors since November 2021. He is currently the Chief Financial Officer at Lancium Technologies, a digital infrastructure company building large-scale solutions to help decarbonize the electrical grid, and he is based in San Francisco, California. Previously, Mr. Javeri was the Vice President of Strategy at Zymergen (NASDAQ: ZY), a science and material innovation company. Between 2010 and 2019 Mr. Javeri worked for Kohlberg Kravis Roberts & Co. (“KKR”) (NYSE: KKR) in New York, Sydney, and San Francisco as part of the Special Situations team, where he sourced, diligenced, executed, and monitored investments made across a number of funds managed by KKR. During his tenure in Australia with KKR, Mr. Javeri was a board member for a number of companies in Australia and New Zealand. Previously, Mr. Javeri was with One East Partners in London and New York, where he invested across industries in event-driven and value equities, distressed debt, and private deals. Prior to that, he worked at Goldman Sachs & Co in the Principal Investment Area where he worked on private equity investments, and at Deutsche Bank in both the Leveraged Finance and Technology investment banking groups. Mr. Javeri received a B.S. from Cornell University in Electrical and Computer Engineering, and an M.S. from Stanford University in Management Science and Engineering. We believe Mr. Javeri’s experience in sourcing, conducting due diligence, and executing on acquisitions of companies in private equity and investment banking environments makes him well qualified to serve on our board of directors.

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

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ms. Thornton, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Cotton and Mr. Hutton, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Klix and Mr. Javeri, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

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

Notwithstanding the foregoing, other than those payments and reimbursements described under “Item 11. Executive Compensation” below, no compensation of any kind, including finders, consulting, or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers, and employees. A copy of the Code of Ethics and the charters of the committees will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

Except as disclosed herein, none of our executive officers or directors have received any cash compensation for services rendered to us. We pay our sponsor up to $20,000 per month for administrative and other services. In addition, subject to approval by our audit committee, we pay members of our board of directors for advisory or consulting services that are provided to us in connection with our initial business combination and our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers, or directors, or our or their affiliates. Any such payments prior to an initial business combination are made from funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by the Company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,375,000 shares of our common stock, consisting of (i) 11,500,000 shares of our Class A common stock and (ii) 2,875,000 shares of our Class B common stock, issued and outstanding as of March 30, 2023. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Integral Sponsor LLC (2)	—	—	2,875,000	100%	20%
Enrique Klix (2)	—	—	2,875,000	100%	20%
Brittany Lincoln (2)	—	—	—	—	—
James Cotton (2)	—	—	—	—	—
Stuart Hutton (2)	—	—	—	—	—
Niraj Javeri (2)	—	—	—	—	—
Lynne Thornton (2)	—	—	—	—	—
All executive officer and directors as a group (6 individuals)	—	—	2,875,000	100%	20%
Other 5% Stockholders
Magnetar Financial LLC (3)	751,700	6.54%	—	—	5.23%
Polar Asset Management Partners Inc. (4)	650,000	5.65%	—	—	4.52%
HGC Investment Management Inc. (5)	650,000	5.65%	—	—	4.52%
Periscope Capital Inc. (6)	987,853	8.59%	—	—	6.87%
LMR Master Fund Limited (7)	900,000	7.83%	—	—	6.26%
RiverNorth Capital Management, LLC (8)	649,998	5.65%	—	—	4.52%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 667 Madison Avenue, 5th floor, New York, New York 10065.
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

(3)

According to a Schedule 13G/A filed on January 27, 2023, Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and David J. Snyderman acquired 751,700 shares of Class A common stock. The business address for each of the reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(4)

According to a Schedule 13G filed on February 9, 2022, Polar Asset Management Partners Inc. acquired 650,000 shares of Class A common stock. The business address for the reporting person is 16 York Street, Suite 2900, Toronto, Ontario M5J 0E6, Canada.

(5)

According to a Schedule 13G filed on February 14, 2023, HGC Investment Management Inc. acquired 650,000 shares of Class A common stock. The business address for the reporting person is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(6)

According to a Schedule 13G/A filed on February 13, 2023, Periscope Capital Inc. acquired 987,853 shares of Class A common stock. The business address for the reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario M5H 2R2, Canada.

(7)

According to a Schedule 13G/A filed on February 14, 2023, LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG, LMR Partners (DIFC) Limited, Ben Levine and Stefan Renold acquired 900,000 shares of Class A common stock. The business address for the reporting persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(8)

According to a Schedule 13G filed on February 14, 2023, RiverNorth Capital Management, LLC acquired 649,998 shares of Class A common stock. The business address for the reporting person is 360 S. Rosemary Avenue, Suite 1420, West Palm Beach, Florida 33401.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On February 16, 2021 our sponsor subscribed for an aggregate 2,875,000 founder shares for a total subscription price of $25,000, or approximately $0.009 per share. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Up to 375,000 of the founder shares were subject to forfeiture by the sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. At the initial public offering, the underwriters fully exercised their over-allotment option resulting in no founder shares being subject to forfeiture.

In connection with the initial public offering, the anchor investors collectively acquired from the sponsor in the aggregate 500,000 founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, offering cost associated with the initial public offering includes $3,386,739 of excess value of the anchor investors. The valuation of $6.78 per founder share (or $3,391,739 in the aggregate) of the anchor investors was reduced by $0.01 per founder share (or $5,000 in the aggregate), the price paid for the founder shares. The valuation was determined using an internal Monte Carlo simulation model.

Our sponsor purchased an aggregate of 4,950,000 private placement warrants, at a price of $1.00 per warrant, or $4,950,000 in the aggregate, in the private placement. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We currently utilize office space at 667 Madison Avenue, 5th floor, New York, New York 10065 and 152 Elizabeth Street, Melbourne, Victoria, 3000, Australia from our sponsor. We pay up to $20,000 per month for administrative and other services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Subject to approval by our audit committee, we may pay members of our board of directors for advisory or consulting services that may be provided to us in connection with our initial business combination. In addition, our sponsor, executive officers, and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Other than the foregoing, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by the Company to our sponsor, executive officers, and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On February 16, 2021, our sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the initial public offering. At the time of the closing of the initial public offering, the sponsor was over paid $138,493 on the loan to the Company and this amount was repaid on November 11, 2021.

On May 28, 2021, the Company entered into a letter agreement with J.V.B. pursuant to which the Company engaged Cohen & Company to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Company’s initial business combination. J.V.B. was one of the Company’s anchor investors that purchased units in the IPO and became a member of the Company’s sponsor at the closing of our IPO to hold an indirect interest in a specified number of the founder shares held by the sponsor.

On August 23, 2021, Crescent Park, which is one of the Company’s anchor investors, and Carnegie Park agreed, as the forward purchasers pursuant to their respective FPAs entered into with the Company, to purchase up to 2,500,000 forward purchase shares in the case of Crescent Park and up to 500,000 forward purchase shares in the case of Carnegie Park at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the forward purchase shares) for gross proceeds up to $30,000,000 in the aggregate if all of the forward purchase shares are purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the forward purchase shares are purchased at $9.20 per share or up to a lower amount in the aggregate if all of the forward purchase shares are purchased at less than $9.20 per share) in private placements that will occur concurrently with the consummation of the initial business combination.

On November 4, 2021, the Company paid J.V.B. $85,000 in cash from funds outside of the trust account. Funds due to J.V.B. upon the completion of the Company’s initial business combination ($605,000 in the aggregate) will be paid by the underwriters.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from February 16, 2021 (inception) to December 31, 2021 totaled approximately $75,800 and $194,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the period from February 16, 2021 (inception) to December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2022 or the period from February 16, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay Marcum for any other services for the year ended December 31, 2022 or the period from February 16, 2021 (inception) to December 31, 2021.

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

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

Integral Acquisition Corporation 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Integral Acquisition Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Integral Acquisition Corporation I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021 and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the for period from February 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
E
xplanatory Paragraph
– Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of businesses on May 5, 2023, the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Houston, Texas
March 31, 2023

INTEGRAL ACQUISITION CORPORATION 1
BALANCE SHEETS

	December 31,

	2022	2021

Assets
Cash	$601,088	$1,309,165
Prepaid expenses	234,276	250,943

Total current assets	835,364	1,560,108
Investments held in trust account	118,064,355	116,733,409
Other noncurrent assets	—	188,526

Total Assets	$118,899,719	$118,482,043

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$35,499	$30,808
Income taxes payable	190,069	—
Franchise tax payable	60,164	174,845

Total current liabilities	285,732	205,653
Deferred tax liability	79,128	—
Deferred underwriting commission	6,050,000	6,050,000
Forward Purchase Agreement liability	2,708,717	1,007,934

Total liabilities	9,123,577	7,263,587
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.23 and $10.15 per share at December 31, 2022 and 2021, respectively.	117,737,665	116,725,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(7,961,811)	(5,506,832)

Total stockholders’ deficit	(7,961,523)	(5,506,544)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$118,899,719	$118,482,043

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from February 16, 2021 (Inception) through December 31,
	2022	2021
Formation and operating costs	$1,120,668	$385,971

Loss from operations	(1,120,668)	(385,971)
Other income (expenses):
Unrealized (loss) gain on change in fair value of Forward Purchase Agreement liability	(1,700,783)	6,001
Unrealized gain in Trust Account	376,801	—
Interest income	1,271,533	8,409

Total other (expenses) income	(52,449)	14,410
Loss before provision for income taxes	(1,173,117)	(371,561)
Provision for income taxes	(269,197)	—

Net loss	$(1,442,314)	$(371,561)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	2,054,859

Basic and diluted net loss per common stock subject to redemption	$(0.10)	$(0.08)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,875,000	2,875,000

Basic and diluted net loss per non-redeemable common stock	$(0.10)	$(0.08)

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock		Common Stock
	Stock	Amount	Stock	Amount

Balance as of February 16, 2021 (inception)	—	$—	$—	$—	$—	$—	$—
Class B common stock issued to initial stockholders	—	—	2,875,000	288	24,712	—	25,000
Sale of 4,950,000 Private Placement Warrants	—	—	—	—	4,950,000	—	4,950,000
Proceeds allocated to the fair value of the Public Warrants	—	—	—	—	5,750,000	—	5,750,000
Offering costs allocated to warrants	—	—	—	—	(510,731)	—	(510,731)
Initial classification of FPA liability	—	—	—	—	(1,013,935)	—	(1,013,935)
Excess fair value of Anchor Investor shares	—	—	—	—	—	3,386,739	3,386,739
Accretion of Class A shares to redemption amount	—	—	—	—	(9,200,046)	(8,522,010)	(17,722,056)
Net loss		—	—	—	—	(371,561)	(371,561)

Balance as of December 31, 2021	—	—	2,875,000	288	—	(5,506,832)	(5,506,544)
Accretion of Class A shares to redemption amount	—	—	—	—	—	(1,012,665)	(1,012,665)
Net loss		—	—	—	—	(1,442,314)	(1,442,314)

Balance as of December 31, 2022	—	$—	$2,875,000	$288	$—	$(7,961,811)	$(7,961,523)

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the period from February 16, 2021 (inception) through December 31,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(1,442,314)	$(371,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	17,463
Formation costs paid by Sponsor in exchange for issuance of Class B common shares	—	725
Unrealized loss (gain) on change in fair value of Forward Purchase Agreement liability	1,700,783	(6,001)
Unrealized gain on investments held in Trust Account	(376,801)	—
Interest earned on investments held in Trust Account	(1,271,497)	(8,409)
Changes in current assets and current liabilities:
Prepaid expenses	205,193	(439,469)
Accrued expenses	4,691	30,808
Income taxes payable	269,197	—
Franchise taxes payable	(114,681)	174,845

Net cash used in operating activities	(1,025,429)	(601,599)

Cash flows from Investing Activities:
Investment of cash in Trust Account	—	(116,725,000)
Withdrawal of funds from trust	317,352	—

Net cash provided by (used in) investing activities	317,352	(116,725,000)

Cash flows from Financing Activities:
Proceeds from issuance of Private Placement Warrants	—	4,950,000
Proceeds from issuance of Founder Shares	—	25,000
Reimbursement of offering costs from underwriters	—	1,235,000
Proceeds from issuance of promissory note – related party	—	252,950
Proceeds from Initial Public Offering	—	115,000,000
Payment of advances due to related party	—	(312,913)
Payment of deferred underwriter discount	—	(2,000,000)
Payment of deferred offering costs	—	(514,273)

Net cash provided by financing activities	—	118,635,764

Net change in cash	(708,077)	1,309,165
Cash, beginning of the period	1,309,165	—

Cash, end of the period	$601,088	$1,309,165

Supplemental disclosure of noncash investing and financing activities:
Initial value of Forward Purchase Agreement liability	$—	$1,013,935

Deferred offering costs paid by Sponsor in promissory note	$—	$41,775

Deferred underwriting commission in equity	$—	$6,050,000

Excess fair value of Anchor Investor shares	$—	$3,386,739

Initial value of Class A common stock subject to possible redemption	$—	$116,725,000

Remeasurement of Class A common stock to redemption amount	$1,012,665	$—

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.
As of December 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Trust Account
The funds in the trust account (the “Trust Account”) are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
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
Special Meeting of the Stockholders to Extend Business Combination Deadline
On March 24, 2023, the Company filed a preliminary proxy statement with the U.S. Securities and Exchange Commission for a special meeting of the Company’s stockholders. The purpose of the meeting is to consider and vote upon a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must consummate a Business Combination from May 5, 2023 to November 3, 2023, or such earlier date as determined by the Company’s board of directors in its sole discretion (the “Extension,” and such later date, the “Extended Date”) (“Extension Amendment Proposal”). The Company and the Sponsor are discussing the amount, if any, of additional monthly contributions to the Trust Account by the Sponsor or its designee for the benefit of the holders of Public Shares who do not elect to redeem their Public Shares in connection with the Extension. There is no guarantee that the Extension Amendment Proposal will be approved by the Company’s stockholders, and if it is not approved, then if a Business Combination is not consummated by May 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Moreover, the extent, if any, by which the Sponsor or its designee agrees to make additional contributions to the Trust Account if the Extension Amendment Proposal is approved will likely have a significant influence on the stockholders’ vote.
If the Extension Amendment Proposal is approved and the Company implements the Extension, public stockholders may elect to redeem their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, regardless of whether such public stockholders vote on the Extension Amendment Proposal. Such redemptions will likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company, such as the Company’s ability to maintain its listing on Nasdaq Global Market. If the Extension Amendment Proposal is approved by the requisite vote of stockholders and the Extension Amendment is implemented, the remaining holders of Public Shares will retain their right to redeem their Public Shares when a Business Combination is submitted to the stockholders, subject to any limitations set forth in the Company’s Charter, as amended by the Extension Amendment. In addition, public stockholders who do not make the election to have their Public Shares redeemed would be entitled to have their Public Shares redeemed for cash if the Company has not completed a Business Combination by the Extended Date.
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
Liquidity, Capital Resources and Going Concern
As of December 31, 2022, the Company had $601,088 in its operating bank account and working capital of $799,865.
Prior to the completion of the IPO the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of December 31, 2022. Subsequent to the consummation of the initial public offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $4,950,000.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update
(“ASU”)2014-15,
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Deferred Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
“Other Assets and Deferred Costs”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received.
Investment Held in Trust Account
As of December 31, 2022 and 2021, investments in the Company’s Trust Account primarily consisted of U.S money market funds and U.S. Treasury Securities that mature in May 2022, respectively. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity. The U.S. money market funds are classified as trading securities carried at fair value and the fair values of these investments is determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since its inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The Class A common stock subject to possible redemption reflected on the balance sheets as of December 31, 2022 and December 31, 2021 is reconciled in the following table:

Proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,750,000)
Class A common stock issuance costs	(10,247,056)
Plus:
Remeasurement of carrying value to redemption value	17,722,056

Class A common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Remeasurement of carrying value to redemption value	1,012,665

Class A common stock subject to possible redemption, December 31, 2022	$117,737,665

Net Loss Per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.
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

	For the Year Ended December 31, 2022		For the Period from February 16, 2021 (Inception) through December 31, 2021

	Class A	Class B	Class A	Class B

Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(1,153,851)	$(288,463)	$(154,874)	$(216,687)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	2,054,859	2,875,000
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.08)	$(0.08)
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

Promissory Note — Related Party
On February 16, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. At December 31, 2022 and 2021, there were no borrowings under the promissory note and no borrowing are permitted under this Note in the future.
Related Party Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on anon-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Fees
Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the year ended December 31, 2022 is $220,000. Total administrative fee for the period from February 16, 2021 (inception) to December 31, 2021 is $40,000. At December 31, 2022 and 2021, $0 is reported on the balance sheet as due to Sponsor for the administrative fees due.
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
Note 7— Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding, excluding 11,500,000 shares subject to possible redemption.
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At December 31, 2022 and 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.
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
basis.
Warrants—
Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
Note 8 —Fair Value Measurements
As of December 31, 2022 and 2021, investments in the Company’s Trust Account primarily consisted of U.S money market funds and U.S. Treasury Securities that mature in May 2022, respectively. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”.
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
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022:

	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$118,064,355	$—	$—
Liabilities
FPA	$—	$—	$2,708,717
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021:

	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$116,716,698	$—	$—
Liabilities
FPA	$—	$—	$1,007,934
Measurement
On December 31, 2022 and 2021, the Company used a Probability Weighted Expected Return (PWER) model to value the FPA liability.
The key inputs into the modified PWER model for the FPA liability were as follows:

Input	December 31, 2022	December 31, 2021

Probability of successful business combination	85%	85%
Likelihood by 04/30/2022	—%	5%
Likelihood by 04/30/2023	15%	80%
Likelihood by 06/30/2023	15%	—%
Likelihood by 10/31/2023	70%	15%
Risk-free rate	4.75%	0.51%
Stock price	$10.11	$10.00
Estimated term remaining (years)	0.71	1.35
Volatility	—%	14.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA liability classified as Level 3 for the year ended December 31, 2022 and 2021:

Fair Value at August 23, 2021	$1,013,935
Change in fair value	(6,001)

Fair Value at December 31, 202 1	$1,007,934

Change in fair value	1,700,783

Fair Value at December 31, 202 2	$2,708,717

Note 9. Income Tax
The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021

Deferred tax assets (liability)
Federal net operating loss	$—	$33,691
Organizational costs/Startup expenses	237,677	44,336
Unrealized gain on Trust Account	(79,128)

Total deferred tax assets (liability)	158,549	78,028
Valuation allowance	(237,677)	(78,028)

Deferred tax assets (liability), net of allowance	$(79,128)	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31, 2022	December 31, 2021

Federal
Current	$190,069	$—
Deferred	(80,521)	(78,028)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	159,649	78,028

Income tax provision	$269,197	$—

As of December 31, 2022 and 2021, the Company had $0 and $166,436 of U.S. federal net operating loss carryovers, respectively, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $159,649. For the period from February 16, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $78,028.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—%	—%
Prior year true-up	0.1%	—%
Change in Fair Value of Warrants	(30.4)%	—%
Change in valuation allowance	(13.7)%	(21.0)%

Income tax provision	(23.0)%	—%

The Company files income tax returns in the U.S. federal jurisdiction and in New York and is subject to examination by the various taxing authorities.
The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets and permanent differences between book and taxable income.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the Company’s review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On March 24, 2023, we filed a preliminary proxy statement with the SEC for a special meeting of the Company’s stockholders. The purpose of the meeting is to consider and vote upon the Extension Amendment Proposal, in order to amend our Charter to extend the date by which the Company must consummate a business combination from May 5, 2023 to November 3, 2023, or such earlier date as determined by the Company’s board of directors in its sole discretion. The Company and the Sponsor are discussing the amount, if any, of additional monthly contributions to the Trust Account by the Sponsor or its designee for the benefit of the holders of Public Shares who do not elect to redeem their Public Shares in connection with the Extension. There is no guarantee that the Extension Amendment Proposal will be approved by the Company’s stockholders, and if it is not approved, then if a Business Combination is not consummated by May 5, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Moreover, the extent, if any, by which the Sponsor or its designee agrees to make additional contributions to the Trust Account if the Extension Amendment Proposal is approved will likely have a significant influence on the stockholders’ vote. If the Extension is approved, the public stockholders will be provided the opportunity at that time to redeem all or a portion of their (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq Global Market.)

EXHIBIT INDEX

Exhibit No.	Description

1.1	Form of Underwriting Agreement. (2)

3.1	Certificate of Incorporation. (2)

3.2	Form of Amended and Restated Certificate of Incorporation. (2)

3.3	Bylaws. (2)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

4.5	Description of Registered Securities. (3)

10.1	Form of Letter Agreement among the Registrant, Integral Sponsor LLC and each of the executive officers and directors of the Registrant. (2)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

10.3	Form of Registration and Shareholder Rights Agreement among the Registrant, Integral Sponsor LLC and the Holders signatory thereto. (2)

10.4	Form of Private Placement Warrants Purchase Agreement between the Registrant and Integral Sponsor LLC. (2)

10.5	Form of Indemnity Agreement. (2)

10.6	Promissory Note issued to Integral Sponsor LLC. (2)

10.7	Securities Subscription Agreement between the Registrant and Integral Sponsor LLC. (2)

10.8	Services Agreement between the Registrant and Integral Sponsor LLC. (2)

10.9	Consulting Agreement between the Registrant and Cohen & Company Capital Markets. (2)

10.10	Forward Purchase Agreement between the Registrant and Crescent Park. (2)

10.11	Forward Purchase Agreement between the Registrant and Carnegie Park. (2)

14	Code of Ethics. (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter. (1)

99.2	Compensation Committee Charter. (1)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL 101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document.* Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-257058), filed with the SEC on September 3, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	INTEGRAL ACQUISITION CORPORATION 1

	By:	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Enrique Klix	Director and Chief Executive Officer	March 31, 2023
Enrique Klix	(Principal Executive Officer)

/s/ Brittany Lincoln	Chief Financial Officer	March 31, 2023
Brittany Lincoln	(Principal Financial and Accounting Officer)

/s/ James Cotton	Chairman of the Board	March 31, 2023
James Cotton

/s/ Stuart Hutton	Director	March 31, 2023
Stuart Hutton

/s/ Niraj Javeri	Director	March 31, 2023
Niraj Javeri

/s/ Lynne Thornton	Director	March 31, 2023
Lynne Thornton