Form 10-Q
period 2023-03-31
Integral Acquisition Corp 1
filed 2023-05-15
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
the Exchange Act):    Yes  ☒    No  ☐
As of May
15
, 2023, there were 3,029,941 shares of Class A common stock, $0.0001 par value, and 2,875,000 shares of Class B common stock, $0.0001 par value, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1

Form 10-Q For the Quarter Ended March 31, 2023

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

“Extension” are to the extension of the date by which we must consummate our initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by our board of directors), as approved by the stockholders at a special meeting of the stockholders of the Company on May 3, 2023;

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

•	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Sponsor” are to Integral Sponsor LLC, a Delaware limited liability company;

•

“trust account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering, as such amount was reduced in connection with redemptions of public shares validly submitted by public stockholders following the Extension; and

•	“units” are to the units sold in our initial public offering, which consist of one share of Class A common stock and one-half of one redeemable warrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$443,442	$601,088
Prepaid expenses	163,322	234,276

Total current assets	606,764	835,364
Investments held in trust account	118,985,547	118,064,355

Total Assets	$119,592,311	$118,899,719

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$85,069	$35,499
Income taxes payable	251,481	190,069
Franchise tax payable	50,000	60,164

Total current liabilities	386,550	285,732
Deferred tax liability	—	79,128
Deferred underwriting commission	6,050,000	6,050,000
Forward Purchase Agreement liability	2,928,559	2,708,717

Total liabilities	9,365,109	9,123,577

Commitments and Contingencies (Note 4)
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.32 and $10.23 per share at March 31, 2023 and December 31, 2022, respectively.	118,686,737	117,737,665
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(8,459,823)	(7,961,811)

Total stockholders’ deficit	(8,459,535)	(7,961,523)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$119,592,311	$118,899,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating costs	$328,220	$286,206

Loss from operations	(328,220)	(286,206)
Other income (expenses):
Unrealized loss on change in fair value of Forward Purchase Agreement liability	(219,842)	(1,005,557)
Unrealized gain on Trust account	451,512	—
Interest income	799,894	14,279

Total other income (expenses), net	1,031,564	(991,278)
Income (loss) before provision for income taxes	703,344	(1,277,484)
Provision for income taxes	(252,284)	—

Net income (loss)	$451,060	$(1,277,484)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,500,000	11,500,000

Basic and diluted net income (loss) per common stock subject to redemption	$0.03	$(0.07)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,875,000	2,875,000

Basic and diluted net income (loss) per non-redeemable common stock	$0.03	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	2,875,000	$288	$—	$(7,961,811)	$(7,961,523)
Accretion of Class A shares to redemption amount	—	—	—	(949,072)	(949,072)
Net income	—	—	—	451,060	451,060

Balance as of March 31, 2023 (unaudited)	2,875,000	$288	$—	$(8,459,823)	$(8,459,535)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	2,875,000	$288	$—	$(5,506,832)	$(5,506,544)
Net loss	—	—	—	(1,277,484)	(1,277,484)

Balance as of March 31, 2022 (unaudited)	2,875,000	$288	$—	$(6,784,316)	$(6,784,028)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$451,060	$(1,277,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on Trust Account	(451,512)	—
Unrealized loss on change in fair value of Forward Purchase Agreement liability	219,842	1,005,557
Interest earned on investments held in Trust Account	(799,894)	(14,279)
Changes in current assets and current liabilities:
Prepaid expenses	70,954	20,759
Accrued expenses	49,570	31,487
Due to related party	—	(124,845)
Income taxes payable	(17,716)	—
Franchise taxes payable	(10,164)	—

Net cash used in operating activities	(487,860)	(358,805)

Cash flows from Investing Activities:
Withdrawal of funds from trust	330,214	—

Net cash provided by investing activities	330,214	—

Net change in cash	(157,646)	(358,805)
Cash, beginning of the period	601,088	1,309,165

Cash, end of the period	$443,442	$950,360

Supplemental disclosure of noncash investing and financing activities:
Income Tax Paid	$270,000	$—

Accretion of Class A shares to redemption amount	$949,072	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on
February 16, 2021
. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not yet selected a specific Business Combination target.
As of March 31, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Founder Shares
The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A common stock issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the
“Lock-up”).
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
Trust Account
Currently, the funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government obligations. Funds will remain in the trust account until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the trust account as described below. The remaining proceeds outside the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In order to mitigate he risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended, the Company may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial Business Combination or our liquidation.
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
Following the IPO, the Company initially had only 18 months from the closing of the IPO to complete the initial Business Combination, which period, as further discussed below, was extended an approximate six months to November 3, 2023 in connection with the Extension (the “Combination Period”), which period may be further extended. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Special Meeting of the Stockholders to Extend Business Combination Deadline
On March 24, 2023, the Company filed a preliminary proxy statement with the U.S. Securities and Exchange Commission for a special meeting of the Company’s stockholders. The purpose of the meeting is to consider and vote upon a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must consummate a Business Combination from May 5, 2023 to November 3,
2023, or such earlier date as determined by the Company’s board of directors in its sole discretion (the “Extended Date”) (the “Extension Amendment
Proposal”). In connection with the approval of the Extension Amendment Proposal, the Sponsor or its designee has agreed to contribute $105,000 into the trust account for each calendar month (
commencing
on May 8, 2023 and ending on the 5
th
day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination.
In connection with the approval of the Extension Amendment Proposal, public stockholders holding 8,470,059 Public Shares properly exercised their right to redeem such shares at a redemption price of approximately $10.37 per share, for an aggregate redemption amount of approximately $87,843,748 to be disbursed out of the trust account. Following the approval of the Extension Amendment Proposal, the remaining holders of Public Shares retain their right to redeem their Public Shares when a Business Combination is submitted to the stockholders, subject to any limitations set forth in the Company’s Charter, as amended by the Extension. In addition, public stockholders who do not make the election to have their Public Shares redeemed would be entitled to have their Public Shares redeemed for cash if the Company has not completed a Business Combination by the Extended Date.

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2023, the Company had $443,442 in its operating bank account and working capital of $521,695.
Prior to the completion of the IPO the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of March 31, 2023. Subsequent to the consummation of the initial public offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $4,950,000.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards
Update(“ASU”)

2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until November 3, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 3, 2023.
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
as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Deferred Offering Costs
The Company complies with the requirements of the
ASC340-10-S99-1
“Other Assets and Deferred Costs”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received.
Investment Held in Trust Account
As of March 31, 2023 and December 31, 2022, investments in the Company’s trust account primarily consisted of U.S money market funds. The U.S. money market funds are classified as trading securities carried at fair value and the fair values of these investments is determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. In order to mitigate he risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended, the Company may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial Business Combination or our liquidation.
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
Forward Purchase Agreement liability
The Company accounts for the 3,000,000 forward purchase shares (as described in Note 6) issued pursuant to the Forward Purchase Agreements (the “FPA”) in accordance with the guidance contained in
ASC815-40.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and three months ended March 31, 2023 and 2022, due to changes in fair value of the forward purchase agreement and the valuation allowance on the deferred tax assets. The Company’s effective tax rate was 35.9% and 0.0% for the three months ended March 31, 2023 and 2022, respectively.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of March 31, 2023 and December 31, 2022 is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$117,737,665
Plus:
Remeasurement of carrying value to redemption value	949,072

Class A common stock subject to possible redemption, March 31, 2023	$118,686,737

Net Income (Loss) Per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic Income (loss) per common share for the periods presented.
The Company’s condensed statement of operations applies the
two-class
method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$360,848	$90,212	$(1,064,570)	$(212,914)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	14,375,000	2,875,000
Basic and diluted net income (loss) per share	$0.03	$0.03	$(0.07)	$(0.07)
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Related Party Transactions
Related Party Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on anon-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Fees
The Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three months ended March 31, 2023 and 2022 is $60,000 and $40,000, respectively. At March 31, 2023 and December 31, 2022, $0 is reported on the balance sheet as due to Sponsor for the administrative fees due.

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
Note 4 — Commitments and Contingencies
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

The price to be paid for forward purchase shares will be reduced to or below $
9.20
per share in the following circumstances:

•
to $
9.20
if the aggregate purchase price paid by the forward purchaser at $
10.00
per share would exceed the lesser of (i) a specified dollar amount and (ii) a specified percentage of the aggregate purchase price paid by the purchasers of the SPAC’s Class A common stock in private placements that occur on or prior to the date of the SPAC’s initial business combination (“PIPEs”);

•
and to below $
9.20
if the price per share in any PIPE is less than $
9.20
(in which case the price per share paid by the forward purchaser will be at an
8
% discount from the price per share in such PIPE).

One of the forward purchasers and/or its affiliates is expected to purchase the Company’s public units. If such forward purchaser and/or any of its affiliates sell more than
50
% of the aggregate number of the public units purchased in the IPO or, following the separate trading of the public shares and the public warrants, the public shares that are a component of the public units that are purchased by the forward purchaser or any of its affiliates in the IPO, in sales that are consummated on or prior to the initial Business Combination, then the price per share for the forward purchase shares will remain at $
10.00
per share for forward purchase shares in an aggregate number equal to the number of public units and public shares sold by the forward purchaser and/or its affiliates in such manner.
The following assumptions were utilized in the determination of fair value for the FPA liability:

•
Each forward purchase share is one share of the Company’s Class A common stock. No payment is due from the forward purchaser until immediately before the initial business combination. The purchase price is $
10.00
per forward purchase share, subject to the discounted purchase price. The discounted purchase price is either at $
9.20
per share or at an 8% discount to the PIPE price if the PIPE is priced below $
9.20
.

•
The conditions upon obtaining a $
9.20
purchase price are within the control of the holder of the forward purchase share (the “FPA holder”) because the FPA holder will control the aggregate purchase price of the forward purchase shares to be purchased by the FPA holder and, in the case of the forward purchaser that is expected to purchase public units, such forward purchaser and its affiliates will control whether such forward purchaser and its affiliates sell or redeem more than 50% of the public units (or, following the separate trading of the public shares and the public warrants, the public shares) on or prior to the initial business combination. The FPA holder that is expected to purchase public units is assumed to have no negative economic impact from not selling or redeeming more than
50
% of the public units (or, following the separate trading of the public shares and the public warrants) on or prior to the initial business combination since such forward purchaser would be selling at market price, without knowledge of future pricing, so that not selling or redeeming and realizing the

% discount to market price on its future purchase is actually a positive feature to such FPA holder. Therefore, the Company’s management assumed that the likelihood of the FPA holder to have a $
10.00
purchase price is de minimus.

•	Management assumed a PIPE would be priced below $ 9.20 per share only 5% of the time and would be priced at $9.00 per share when it is priced below $ 9.20 per share.
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
Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 11,500,000 shares subject to possible redemption.

Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At March 31, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding.
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
basis.
Warrants
—Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years
after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
Note 6 — Fair Value Measurements
As of March 31, 2023 and December 31, 2022, investments in the Company’s trust account consisted of U.S money market funds. The U.S. money market funds are carried at fair value and the fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Recurring Fair Value Measurements
Under the guidance in
ASC815-40
the FPA does not meet the criteria for equity classification. As such, the FPA must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2023 and December 31, 2022:
March 31, 2023

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$118,985,547	$—	$—
Liabilities
FPA	$—	$—	$2,928,559
December 31, 2022

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$118,064,355	$—	$—
Liabilities
FPA	$—	$—	$2,708,717
Measurement
On March 31, 2023 and December 31, 2022, the Company used a Probability Weighted Expected Return (PWER) model to value the FPA liability.
The key inputs into the modified PWER model for the FPA liability were as follows:

Input	March 31, 2023	December 31, 2022
Probability of successful business combination	85%	85%
Likelihood by 04/30/2023	—%	15%
Likelihood by 06/30/2023	5%	15%
Likelihood by 8/31/2023	15%	—%
Likelihood by 10/31/2023	80%	70%
Risk-free rate	4.91%	4.75%
Stock price	$10.27	$10.11
Estimated term remaining (years)	0.54	0.71
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA liability classified as Level 3 for the year ended March 31, 2023 and December 31, 2022:

Fair Value at December 31, 2022	2,708,717
Change in fair value	219,842

Fair Value at March 31, 2023	$2,928,559

Note 7 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the Company’s review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May 3, 2023, the Company’s stockholders approved the Extension Amendment Proposal, which extended the date by which the Company must consummate its initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the board of directors). If the Company’s initial Business Combination is not completed by the Extended Date, then the Company’s existence will terminate, and the Company will distribute the amounts in the trust account as provided in the Company’s amended and restated certificate of incorporation, as amended. In connection with the Extension, the Company’s stockholders holding 8,470,059 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $87,843,748 (approximately $10.37 per share) was removed from the trust account to pay such stockholders.

On May 8, 2023, the Company issued a promissory note to our sponsor in an amount of up to $630,000 to be deposited into the trust account ($105,000 per month following the 5 th
of each month through the Extended Date) for the benefit of the public stockholders who did not redeem their Public Shares. The promissory note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Upon the closing of the IPO, management has agreed that an amount equal to at least $10.15 per Unit sold in the IPO, including the proceeds of the private placement warrants, will be held in a trust account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the private placement warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if we are unable to complete an initial Business Combination within 18 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had approximately $0.4 million in our operating bank account and working capital of approximately $0.5 million.

Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 shares of Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is no balance outstanding under the promissory note as of March 31, 2023. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied through the issuance of the private placement warrants, which generated gross proceeds of $4,950,000. In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until November 3, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution, unless the deadline is further extended. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 3, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Any redemption or other repurchase that occurs after December 31, 2023, in connection with a Business Combination, extension vote (including redemptions made in connection with the Extension) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through March 31, 2023 relates to our formation and the IPO and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in out Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $451,060, which consisted of trust interest income of $799,894 and unrealized gain on trust account of $451,512, offset by operating costs of $328,220, an unrealized loss on the change in the fair value of the FPA liability of $219,842 and provision from income tax of $252,284.

For the three months ended March 31, 2022, we had net loss of $1,277,484, which consisted of operating costs of $286,206 and an unrealized loss on the change in the fair value of the FPA liability of $1,005,557, partially offset by trust interest income of $14,279.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, we have agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or its liquidation, we will cease paying these monthly fees. Total administrative fees for the three months ended March 31, 2023 and 2022 are $60,000 and $40,000, respectively. At March 31, 2023 and December 31, 2022, $0 is reported on the balance sheet as due to Sponsor for the administrative fees due.

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

Critical Accounting Policies

Forward Purchase Agreement liability

We account for the 3,000,000 forward purchase shares (as described in Note 4) issued pursuant to the Forward Purchase Agreements (the “FPA”) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA shares do not meet the criteria for equity treatment thereunder, each FPA share must be recorded as a liability. Accordingly, we classify each FPA share as a liability at its fair value. This liability is subject tore-measurement at each balance sheet date. With each such re-measurement, the FPA liability will be adjusted to fair value, with the change in fair value recognized in the statement of operations.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At March 31, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective due to identified material weaknesses related to errors in fair value calculation of certain financial instruments and unrecorded liabilities. Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property

ITEM 1A.	RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) our Annual Report on Form 10-K for the years ended December 31, 2021 and December 31, 2022, as filed with the SEC on April 1, 2022 and March 31, 2023, respectively, (iii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, as filed with the SEC on May 16, 2022, August 15, 2022, and November 14, 2022, respectively; and (iv) our Definitive Proxy Statement, as filed with SEC on April 13, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

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

INTEGRAL ACQUISITION CORPORATION 1

Date: May 15, 2023	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ Brittany Lincoln
	Name:	Brittany Lincoln
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)