Form 10-Q
period 2023-06-30
Integral Acquisition Corp 1
filed 2023-08-14
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
the Exchange Act):    Yes  ☒    No  ☐
As of August 14, 2023,
there were 3,029,941 shares of Class A common stock, $0.0001 par value, and 2,875,000 shares of Class B common stock, $0.0001 par value, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1

Form 10-Q For the Quarter Ended June 30, 2023

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

•	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Sponsor” are to Integral Sponsor LLC, a Delaware limited liability company;

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

•	“units” are to the units sold in our initial public offering, which consist of one share of Class A common stock and one-half of one redeemable warrant.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$241,807	$601,088
Prepaid expenses	90,124	234,276

Total current assets	331,931	835,364

Investments held in trust account	31,989,808	118,064,355

Total Assets	$32,321,739	$118,899,719

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$199,275	$35,499
Promissory Note - Related Party	315,000	—
Excise tax payable	878,437	—
Income taxes payable	328,563	190,069
Franchise tax payable	20,000	60,164

Total current liabilities	1,741,275	285,732

Deferred tax liability	—	79,128
Deferred underwriting commission	6,050,000	6,050,000
Forward Purchase Agreement liability	3,571,298	2,708,717

Total liabilities	11,362,573	9,123,577

Commitments and Contingencies (Note 4)
Class A common stock subject to possible redemption, 3,029,941 and 11,500,000 shares at redemption value of $10.44 and $10.23 per share at June 30, 2023 and December 31, 2022, respectively	31,643,916	117,737,665

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 3,029,941 and 11,500,000 shares subject to possible redemption, respectively)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(10,685,038)	(7,961,811)

Total stockholders’ deficit	(10,684,750)	(7,961,523)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$32,321,739	$118,899,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$544,039	$253,884	$872,259	$540,090

Loss from operations	(544,039)	(253,884)	(872,259)	(540,090)

Other income (expenses):
Unrealized (loss) gain on change in fair value of Forward Purchase Agreement liability	(642,739)	15,495	(862,581)	(990,062)
Un realized (loss) gain on Trust Account	(319,129)	—	132,383	—
Interest income	1,117,138	41,557	1,917,032	55,836

Total other income (expenses), net	155,270	57,052	1,186,834	(934,226)

(Loss) Income before provision for income taxes	(388,769)	(196,832)	314,575	(1,474,316)
Provision for income taxes	(157,082)	—	(409,366)	—

Net loss	$(545,851)	$(196,832)	$(94,791)	$(1,474,316)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	6,753,044	11,500,000	9,113,409	11,500,000

Basic and diluted net loss per common stock subject to redemption	$(0.06)	$(0.01)	$(0.01)	$(0.10)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,753,044	2,875,000	2,875,000	2,875,000

Basic and diluted net loss per non-redeemable common stock	$(0.06)	$(0.01)	$(0.01)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	2,875,000	$288	$—	$(7,961,811)	$(7,961,523)
Accretion of Class A shares to redemption amount	—	—	—	(949,072)	(949,072)
Net income	—	—	—	451,060	451,060

Balance as of March 31, 2023 (unaudited)	2,875,000	288	—	(8,459,823)	(8,459,535)
Accretion of Class A shares to redemption amount	—	—	—	(800,927)	(800,927)
Excise tax payable	—	—	—	(878,437)	(878,437)
Net loss	—	—	—	(545,851)	(545,851)

Balance as of June 30, 2023 (unaudited)	2,875,000	$288	$—	$(10,685,038)	$(10,684,750)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	2,875,000	$288	$—	$(5,506,832)	$(5,506,544)
Net loss	—	—	—	(1,277,484)	(1,277,484)

Balance as of March 31, 2022 (unaudited)	2,875,000	288	—	(6,784,316)	(6,784,028)
Net loss	—	—	—	(196,832)	(196,832)

Balance as of June 30, 2022 (unaudited)	2,875,000	$288	$—	$(6,981,148)	$(6,980,860)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(94,791)	$(1,474,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on Trust Account	(132,383)	—
Unrealized loss on change in fair value of Forward Purchase Agreement liability	862,581	990,062
Interest earned on investments held in Trust Account	(1,917,032)	(55,836)
Changes in current assets and current liabilities:
Prepaid expenses	144,152	98,198
Accrued expenses	163,776	11,312
Income taxes payable	59,366	—
Franchise taxes payable	(40,164)	(144,763)

Net cash used in operating activities	(954,495)	(575,343)

Cash flows from Investing Activities:
Extension funding of Trust Account	(210,000)	—
Funds withdrawn for redemptions	87,843,748	—
Cash withdrawn from Trust Account to pay taxes	490,214	—

Net cash provided by investing activities	88,123,962	—

Cash flows from Financing Activities:
Funds withdrawn for redemptions	(87,843,748)	—
Proceeds from issuance of promissory note to related party	315,000	—

Net cash used in financing activities	(87,528,748)	—

Net change in cash	(359,281)	(575,343)
Cash, beginning of the period	601,088	1,309,165

Cash, end of the period	$241,807	$733,822

Supplemental disclosure of noncash investing and financing activities:
Income Tax Paid	$350,000	$—

Accretion of Class A shares to redemption amount	$1,749,999	$—

Excise tax payable	$878,437	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 (the “Company”) is a blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not yet selected a specific Business Combination target.
As of June 30, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Simultaneously with the closing of the IPO the Company completed the private sale of an aggregate of 4,950,000 private placement warrants, including 90,000 warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units to the Sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $4,950,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement warrant was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Upon the closing of the IPO and the private placement, $116,725,000 has been placed in the trust account, representing the redemption value of the Class A common stock sold in the IPO, at their redemption value of $10.15 per share.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (as defined below) (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940. There is no assurance that the Company will be able to complete a Business Combination successfully.
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
under the Investment Company Act which invest only in direct U.S. government obligations. Funds will remain in the trust account until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the trust account as described below. The remaining proceeds outside the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In order to mitigate he risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act of 1940, the Company may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial Business Combination or our liquidation.
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
The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
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
Special Meeting of the Stockholders
On May 3, 2023, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board) (the “Extended Date”). If the Company’s initial Business Combination is not completed by the Extended Date, then the Company’s existence will terminate, and the Company will distribute the amounts in the trust account as provided in the Company’s amended and restated certificate of incorporation, as amended. In connection with the Extension, the Company’s stockholders holding 8,470,059 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the trust account to pay such stockholders.
In connection with the approval of the Extension, the Company agreed to make monthly deposits of funds into the trust account for each calendar month (commencing on May 8, 2023) or portion thereof, that is needed by the Company to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of June 30, 2023, $210,000 has been deposited in the trust account for such Extension.

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
Liquidity, Capital Resources and Going Concern
As of June 30, 2023, the Company had $241,807 in its operating bank account and working capital deficit of $1,060,781.
Prior to the completion of the IPO the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is $315,000 balance outstanding under the promissory note as of June 30, 2023. Subsequent to the consummation of the initial public offering the Company’s liquidity needs have been satisfied through the issuance of the private placement warrants which generated gross proceeds of $4,950,000.
On May 8, 2023, the Company entered into a
non-interest
bearing promissory note with the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the trust account, See note 3. As of June 30, 2023, $315,000 had been borrowed under this note.
In connection with the Company’s assessment of going concern considerations in accordance with
ASU 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combinatio
n, and insufficient cash r
aises substantial doubt about the Company’s ability to continue as a going concern. The Company has until November 3, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 3, 2023.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form
10-Q
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
as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
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
Investment Held in Trust Account
As of June 30, 2023 and December 31, 2022, investments in the Company’s trust account primarily consisted of U.S money market funds. The U.S. money market funds are classified as trading securities carried at fair value and the fair values of these investments is determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. In order to mitigate he risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act of 1940, the Company may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial Business Combination or our liquidation.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.
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
which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2023.
As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value of the forward purchase agreement and the valuation allowance on the deferred tax assets. The Company’s effective tax rate was (40.4)% and 0.0% for the three months ended June 30, 2023 and 2022, respectively, 130.1% and 0.0% for the six months ended June 30, 2023 and 2022, respectively.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Common Stock Subject to Possible Redemption
All of the 11,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,
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
The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of June 30, 2023 and December 31, 2022 is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$117,737,665
Less:
Redemptions	(87,843,748)
Plus:
extension deposits	210,000
Remeasurement of carrying value to redemption value	1,539,999

Class A common stock subject to possible redemption, June 30, 2023	$31,643,916

Net Loss Per Common Share
The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(382,856)	$(162,995)	$(157,466)	$(39,366)	$(72,059)	$(22,732)	$(1,179,453)	$(294,863)
Denominator:
Basic and diluted weighted average shares outstanding	6,753,044	2,875,000	11,500,000	2,875,000	9,113,409	2,875,000	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.10)	$(0.10)
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Related Party Transactions
Related Party Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on anon-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Fees
The Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three and six months ended June 30, 2023 are $60,000 and $120,000, respectively. Total administrative fee for the three and six months ended June 30, 2022 are $60,000 and $100,000, respectively. At June 30, 2023 and December 31, 2022, no amount is reported on the balance sheet as due to Sponsor for the administrative fees due.
Promissory Note – Related Party
On May 8, 2023, the Company issued a promissory note to our sponsor in an amount of up to $630,000 to be deposited into the trust account ($105,000 per month following the 5 th
of each month through the Extended Date) for the benefit of the public stockholders who did not redeem their Public Shares. The promissory note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. At June 30, 2023 and December 31, 2022, the Company had $315,000 and $0 borrowings under the promissory note related party.

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

•
The conditions upon obtaining a $9.20 purchase price are within the control of the holder of the forward purchase share (the “FPA holder”) because the FPA holder will control the aggregate purchase price of the forward purchase shares to be purchased by the FPA holder and, in the case of the forward purchaser that is expected to purchase public units, such forward purchaser and its affiliates will control whether such forward purchaser and its affiliates sell or redeem more than 50% of the public units (or, following the separate trading of the public shares and the public warrants, the public shares) on or prior to the initial business combination. The FPA holder that is expected to purchase public units is assumed to have no negative economic impact from not selling or redeeming more than 50% of the public units (or, following the separate trading of the public shares and the public warrants) on or prior to the initial business combination since such forward purchaser would be selling at market price, without knowledge of future pricing, so that not selling or redeeming and realizing the 8% discount to market price on its future purchase is actually a positive feature to such FPA holder. Therefore, the Company’s management assumed that the likelihood of the FPA holder to have a $10.00 purchase price is de minimis.

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
Excise Tax
In connection with the vote to amend the Charter, holders of 8,470,059 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of $87,843,748. As such the Company has recorded a 1% excise tax liability in the amount of $878,437 on the condensed balance sheet as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.
Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 3,029,941 and 11,500,000 shares subject to possible redemption, respectively.

Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At June 30, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding.
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), provided that such exemption is available. Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.
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

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading-day
period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

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
Note 6 — Fair Value Measurements
As of June 30, 2023 and December 31, 2022, investments in the Company’s trust account consisted of U.S money market funds. The U.S. money mark
et funds are carried at fair value and the fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2023 and December 31, 2022:
June 30, 2023

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$31,989,808	$—	$—
Liabilities
FPA	$—	$—	$3,571,298
December 31, 2022

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$118,064,355	$—	$—
Liabilities
FPA	$—	$—	$2,708,717
Measurement
On June 30, 2023 and December 31, 2022, the Company used a Probability Weighted Expected Return (PWER) model to value the FPA liability.
The key inputs into the modified PWER model for the FPA liability were as follows:

Input	June 30, 2023	December 31, 2022
Probability of successful business combination	85%	85%
Likelihood by 04/30/2023	—%	15%
Likelihood by 06/30/2023	—%	15%
Likelihood by 8/31/2023	—%	—%
Likelihood by 10/31/2023	—%	70%
Likelihood by 12/31/2023	50%	—%
Likelihood by 03/31/2024	50%	—%
Risk-free rate	5.45%	4.75%
Stock price	$10.50	$10.11
Estimated term remaining (years)	0.63	0.71
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA liability classified as Level 3 for the year ended June 30, 2023 and December 31, 2022:

Fair Value at December 31, 2022	$2,708,717
Change in fair value	219,842

Fair Value at March 31, 2023	$2,928,559
Change in fair value	642,739

Fair Value at June 30, 2023	$3,571,298

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
In July and August 2023, a total of $210,000 has been deposited in the Trust Account.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard
On June 28, 2023, the Company received a deficiency notice from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”).This notification has no immediate effect on the listing or trading of the Company’s securities on Nasdaq and the Company’s Class A common stock, warrants and units will continue to trade under the symbols “INTE,” “INTEW” and “INTEU,” respectively.
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until December 26, 2023 (the “Compliance Period”), to regain compliance with the Market Value Standard. The Notice states that to regain compliance, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days during the Compliance Period, at which time Nasdaq will provide written notification that the Company has achieved compliance under the Market Value Standard and the matter will be closed.
The Company intends to actively monitor its MVLS and will evaluate available options to regain compliance with the Market Value Standard. However, there can be no assurance that the Company will be able to regain compliance under the Market Value Standard or will otherwise be in compliance with other Nasdaq listing criteria.
In the event the Company does not regain compliance with the Market Value Standard within the Compliance Period, it will receive written notification that its securities are subject to delisting from Nasdaq. At such time, the Company will have the opportunity to appeal the delisting decision in front of a Nasdaq Hearings Panel.
Working Capital Loans
On July 10, 2023, the Company issued a promissory note (the “Note”) in the aggregate principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into that number of warrants of the Company, each whole warrant exercisable for one share of Class A common stock of the Company upon the consummation of a Business Combination (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the private placement warrants. The Conversion Warrants and the underlying shares of Class A common stock of the Company are entitled to the registration rights set forth in the Note.

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

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 4,950,000 private placement warrants, including 90,000 warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units to the Sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $4,950,000.

Upon the closing of the IPO, management has agreed that an amount equal to at least $10.15 per Unit sold in the IPO, including the proceeds of the private placement warrants, will be held in a trust account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the private placement warrants will not be released from the trust account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if we are unable to complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Initially, we had only 18 months from the closing of the IPO to complete the initial Business Combination, which period was extended to 24 months following the implementation of the Extension (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Special Meeting of the Stockholders

At the Meeting the Company held on May 3, 2023, the Company’s stockholders approved the Charter Amendment to extend the date by which the Company must consummate its initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board). If the Company’s initial Business Combination is not completed by the Extended Date, then the Company’s existence will terminate, and the Company will distribute the amounts in the trust account as provided in the Company’s amended and restated certificate of incorporation, as amended. In connection with the Extension, the Company’s stockholders holding 8,470,059 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the trust account to pay such stockholders.

In connection with the approval of the Extension, the Company agreed to make monthly deposits of funds into the trust account for each calendar month (commencing on May 8, 2023) or portion thereof, that is needed by the Company to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of June 30, 2023, $210,000 has been deposited in the trust account for such Extension.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $241,807 in its operating bank account and working capital deficit of $1,060,781.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B common stock at approximately $0.009 per share for gross proceeds of $25,000. There is $315,000 balance outstanding under the promissory note as of June 30, 2023. Subsequent to the consummation of the initial public offering, the Company’s liquidity needs have been satisfied through the issuance of the private placement warrants which generated gross proceeds of $4,950,000.

On May 8, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the trust account. See note 3. As of June 30, 2023, $315,000 had be borrowed under this note.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, and insufficient cash raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until November 3, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 3, 2023.

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

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through June 30, 2023 relates to our formation and the IPO and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in out trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of $545,851, which consisted of operating costs of $544,039, an unrealized loss on the change in the fair value of the FPA liability of $642,739, provision from income tax of $157,082 and unrealized loss on trust account of $319,129, offset by trust interest income of $1,117,138.

For the six months ended June 30, 2023, we had net loss of $94,791, which consisted of operating costs of $872,259, an unrealized loss on the change in the fair value of the FPA liability of $862,581 and provision from income tax of $409,366, offset by trust interest income of $1,917,032 and unrealized gain on trust account of $132,383.

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

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, we have agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or its liquidation, we will cease paying these monthly fees. Total administrative fees for the three and six months ended June 30, 2023 are $60,000 and $120,000, respectively. Total administrative fee for the three and six months ended June 30, 2022 are $60,000 and $100,000, respectively. At June 30, 2023 and December 31, 2022, no amount is reported on the balance sheet as due to Sponsor for the administrative fees due.

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

Excise Tax

In connection with the vote to amend the Charter, holders of 8,470,059 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of $87,843,748. As such the Company has recorded a 1% excise tax liability in the amount of $878,437 on the condensed balance sheet as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

•

The conditions upon obtaining a $9.20 purchase price are within the control of the holder of the forward purchase share (the “FPA holder”) because the FPA holder will control the aggregate purchase price of the forward purchase shares to be purchased by the FPA holder and, in the case of the forward purchaser that is expected to purchase public units, such forward purchaser and its affiliates will control whether such forward purchaser and its affiliates sell or redeem more than 50% of the public units (or, following the separate trading of the public shares and the public warrants, the public shares) on or prior to the initial Business Combination. The FPA holder that is expected to purchase public units is assumed to have no negative economic impact from not selling or redeeming more than 50% of the public units (or, following the separate trading of the public shares and the public warrants) on or prior to the initial Business Combination since such forward purchaser would be selling at market price, without knowledge of future pricing, so that not selling or redeeming and realizing the 8% discount to market price on its future purchase is actually a positive feature to such FPA holder. Therefore, the Company’s management assumed that the likelihood of the FPA holder to have a $10.00 purchase price is de minimis.

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

Critical Accounting Estimates

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property

ITEM 1A.	RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) our Annual Report on Form 10-K for the years ended December 31, 2021 and December 31, 2022, as filed with the SEC on April 1, 2022 and March 31, 2023, respectively, (iii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023, as filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022 and May 15, 2023, respectively; and (iv) our Definitive Proxy Statement, as filed with SEC on April 13, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

INTEGRAL ACQUISITION CORPORATION 1

Date: August 14, 2023	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	/s/ Brittany Lincoln
	Name:	Brittany Lincoln
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)