Form 10-Q
period 2023-09-30
Integral Acquisition Corp 1
filed 2023-11-21
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
667 Madison Avenue
New York, New York
(Address of principal executive offices)
10065
(Zip Code)
(212)209-6132
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	INTEU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	INTE	The Nasdaq Stock Market LL C
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	INTEW	The Nasdaq Stock Market LLC

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
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
of the Exchange Act). Yes  ☒    No  ☐
As of Novembe
r 21, 2
023, there were 4,023,341 shares of Class A common stock, par value $0.0001 per share, and 50,001 share
s
of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

•	“Amended and Restated Certificate of Incorporation” are to the amended and restated certificate of incorporation of the Company (as defined below) currently in effect, as amended;

•

“Anchor Investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of the Management (as defined below), the Sponsor (as defined below) or any other anchor investor;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASC 260” are to ASC Topic 260, “Earnings Per Share”;

•	“ASC 405” are to ASC Topic 405, “Liabilities”;

•	“ASC 480” are to ASC Topic 480, “Distinguishing Liabilities from Equity”;

•	“ASC 740” are to ASC Topic 740, “Income Taxes”;

•	“ASC 815” are to ASC Topic 815, “Derivatives and Hedging”;

•	“ASC 820” are to ASC Topic 820, “Fair Value Measurements and Disclosures”;

•	“ASU” are to the FASB Accounting Standards Update;

•	“ASU 2014-15” are to the ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”;

•	“Board of Directors,” “Board” or “Directors” are to the board of directors of the Company;

•	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Carnegie Park” are to Carnegie Park Capital LLC;

•	“Charter Amendment Proposals” are to the Founder Share Amendment Proposal (as defined below) and the Second Extension Amendment Proposal (as defined below);

•	“Class A Common Stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B Common Stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•

“Combination Period” are to the 36-month period, from the closing of the Initial Public offering (as defined below) to November 5, 2023 (or such earlier date as determined by the Board) as extended by the Second Extension (as defined below), unless further extended pursuant to the Amended and Restated Certificate of Incorporation, that the Company has to consummate an initial Business Combination;

•	“Common stock” are to the Class A Common Stock and the Class B Common Stock;

•	“Company,” “our”, “we” or “us” are to Integral Acquisition Corporation 1, a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

•	“Crescent Park” are to Crescent Park Management, L.P.;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“Excise Tax” are to the new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023;

•	“FASB” are to the Financial Accounting Standards Board;

•	“FB Parent” are to FB Parent Limited, a limited company incorporated under the laws of England and Wales;

•	“Flybondi” are to Flybondi Limited, a limited company incorporated under the laws of England and Wales;

•	“Flybondi Business Combination” are to the transactions contemplated by the Flybondi Business Combination Agreement (as defined below);

•

“Flybondi Business Combination Agreement” are to the Business Combination Agreement, dated as of October 19, 2023, by and among the Company, Flybondi, FB Parent, Merger Sub (as defined below) and Signing Sellers (as defined below);

•

“Flybondi Registration Statement” are to the Registration Statement on Form F-4, which will include a proxy statement/prospectus prepared by the Company, Flybondi and FB Parent, to be filed by FP Parent with the SEC in connection with the FlyBondi Business Combination;

•

“FPA” or “FPAs” are to the (i) forward purchase agreement, dated August 23, 2023, by and between the Company and Crescent Park and (ii) forward purchase agreement, dated August 23, 2023, by and between the Company and Carnegie Park, individually or collectively;

•	“FPA Holder” are to a holder of a FPA Share (as defined below);

•	“FPA Shares” are to the shares of Class A Common Stock to be purchased by the Forward Purchasers;

•

“First Extension” are to the extension of the date by which the Company must consummate its initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board), as approved by the stockholders at the First Special Meeting (as defined below);

•

“First Extension Amendment Proposal” are to a proposal at the First Special Meeting to approve an amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board);

•

“First Extension Promissory Note” are to the promissory note issued on May 8, 2023 by the Company to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5th of each month from May 8, 2023 through November 3, 2023) in connection with the First Extension;

•	“First Nasdaq Notice” are to the deficiency notice from Nasdaq received by the Company on June 28, 2023;

•	“First Special Meeting” are to the special meeting of the stockholders of the Company held on May 3, 2023;

•	“Forward Purchaser” or “Forward Purchasers” are to Carnagie Park and Crescent Park, individually or collectively;

•

“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor in the Private Placement (as defined below) and the shares of Class A Common Stock that (i) will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein and (ii) are held by the Sponsor following the Founder Share Conversion (as defined below) (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares” (as defined below));

•

“Founder Share Conversion” are to the election of the Sponsor, on November 3. 2023, to convert 2,824,999 shares of outstanding Class B Common Stock on a one-for-one basis into shares of Class A Common Stock, with immediate effect;

•

“Founder Share Amendment Proposal” are to a proposal at the Second Special Meeting to approve an amendment to the Amended and Restated Certificate of Incorporation to grant a holder of shares of Class B common stock the right to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a Business Combination;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“Initial Public Offering” or “IPO” are to the initial public offering that was consummated by the Company on November 2, 2021;

•	“Initial Stockholders” are to holders of our Founder Shares prior to our Initial Public Offering;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“IPO Promissory Note” are to the promissory note issued by the Company to the Sponsor in advance of the IPO;

•	“IR Act” are to the Inflation Reduction Act of 2022;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•

“Joining Sellers” are to other holders of Flybondi’s outstanding shares and/or options that join the FlyBondi Business Combination Agreement by delivering a Seller Joinder (as defined below) after the date of the Flybondi Business Combination Agreement;

•	“J.V.B” are to J.V.B. Financial Group, LLC;

•	“Management” are to the Company’s executive officers and directors;

•	“Market Value Standard” are to Nasdaq Listing Rule 5450(b)(2)(A);

•	“Merger Sub” are to Gaucho MS, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of FB Parent;

•	“Minimum Total Holders Rule” are to Nasdaq Listing Rule 5450(a)(2);

•	“MVLS” are to the market value of listed securities;

•	“Nasdaq” are to the Nasdaq Global Market;

•	“Nasdaq Compliance Period” are to a period of 180 calendar days, from June 28, 2023 until December 26, 2023;

•	“PIPEs” are to private placements of the Class A Common Stock that occur on or prior to the date of the initial Business Combination;

•	“Private Placement” are to the Private Placement of Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

•	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

•

“Public Shares” are to the shares of Class A Common Stock sold in our Initial Public Offering as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•

“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management to the extent our Initial Stockholders and/or members of Management purchase Public Shares, provided that each Initial Stockholder’s and member of Management’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

•

“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on June 14, 2021, as amended, and declared effective on November 2, 2021 (File No. 333- 257058);

•	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•

“Second Extension” are to the extension of the date by which the Company must consummate its initial Business Combination from November 3, 2023 to November 5, 2024 (or such earlier date as determined by the Board of Directors), as approved by the stockholders at the Second Special Meeting (as defined below);

•

“Second Extension Amendment Proposal” are to a proposal at the Second Special Meeting to approve an amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial Business Combination from November 3, 2023 to November 5, 2024 (or such earlier date as determined by the Board);

•

“Second Extension Promissory Note” are to the promissory note issued on November 8, 2023 by the Company to the Sponsor in an amount of up to $359,503 to be deposited into the Trust Account ($29,959 per month following the 5th of each month from November 8, 2023 through November 5, 2024) in connection with the Second Extension.

•	“Second Nasdaq Notice” are to the deficiency notice from Nasdaq received by the Company on October 24, 2023;

•	“Second Special Meeting” are to the special meeting in lieu of an annual meeting of the stockholders of the Company held on November 2, 2023;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Seller Joinder” are to a joinder agreement executed by a Joining Seller and delivered to the Company, FB Parent and Flybondi after the date of the FlyBondi Business Combination Agreement;

•	“Sellers” are to the Joining Sellers and the Signing Sellers;

•	“Signing Sellers” are to certain holders of Flybondi’s outstanding shares that have executed the Flybondi Business Combination Agreement;

•	“Sponsor” are to Integral Sponsor LLC, a Delaware limited liability company;

•	“Staff” are to the Listing Qualifications Department of Nasdaq;

•	“Treasury” are to the U.S. Department of the Treasury;

•

“Trust Account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering, as such amount was reduced in connection with redemptions of Public Shares validly submitted by Public Stockholders in connection with the First Extension and the Second;

•	“Units” are to the units sold in our Initial Public Offering, which consist of one share of Class A Common Stock and one-half of one redeemable warrant;

•	“warrants” are to the Private Placement Warrants and the Public Warrants;

•	“WCL Promissory Note” are to the promissory note issued on July 10, 2023 by the Company to the Sponsor in an amount of up to $1,500,000 in connection with Working Capital Loans (as defined below); and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$41,740	$601,088
Prepaid expenses	26,204	234,276

Total current assets	67,944	835,364
Investments held in Trust Account	32,658,888	118,064,355

Total Assets	$32,726,832	$118,899,719

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$516,050	$35,499
First Extension Promissory Note	355,000	—
Working Capital Loans	165,000	—
Excise Tax payable	878,437	—
Income taxes payable	331,980	190,069
Franchise tax payable	30,000	60,164

Total current liabilities	2,276,467	285,732
Deferred tax liability	—	79,128
Deferred underwriting commission	—	6,050,000
FPA liability	2,753,047	2,708,717

Total liabilities	5,029,514	9,123,577

Commitments and Contingencies (Note 4)
Class A Common Stock subject to possible redemption, 3,029,941 and 11,500,000 shares at redemption value of $10.66 and $10.23 per share at September 30, 2023 and December 31, 2022, respectively	32,298,742	117,737,665
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 3,029,941 and 11,500,000 shares subject to possible redemption, respectively)	—	—
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(4,601,712)	(7,961,811)

Total stockholders’ deficit	(4,601,424)	(7,961,523)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$32,726,832	$118,899,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$520,762	$240,378	$1,393,021	$780,468

Loss from operations	(520,762)	(240,378)	(1,393,021)	(780,468)
Other income (expenses):
Unrealized (loss) gain on change in fair value of Forward Purchase Agreement liability	818,251	(43,577)	(44,330)	(1,033,639)
Unrealized gain on Trust Account	6,972	—	139,355	—
Interest income	412,108	391,582	2,329,140	447,418

Total other income (expenses), net	1,237,331	348,005	2,424,165	(586,221)
(Loss) Income before provision for income taxes	716,569	107,627	1,031,144	(1,366,689)
Provision for income taxes	(28,417)	(28,766)	(437,783)	(28,766)

Net income (loss)	$688,152	$78,861	$593,361	$(1,395,455)

Basic and diluted weighted average shares outstanding, Common Stock subject to redemption	3,029,941	11,500,000	7,063,302	11,500,000

Basic and diluted net income (loss) per Common Stock subject to redemption	$0.12	$0.01	$0.06	$(0.10)

Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	2,875,000	2,875,000	2,875,000	2,875,000

Basic and diluted net income (loss) per non-redeemable Common Stock	$0.12	$0.01	$0.06	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	2,875,000	$288	$—	$(7,961,811)	$(7,961,523)
Accretion of Class A Common Stock to redemption amount	—	—	—	(949,072)	(949,072)
Net income	—	—	—	451,060	451,060

Balance as of March 31, 2023 (unaudited)	2,875,000	288	—	(8,459,823)	(8,459,535)
Accretion of Class A Common Stock to redemption amount	—	—	—	(800,927)	(800,927)
Excise Tax payable	—	—	—	(878,437)	(878,437)
Net loss	—	—	—	(545,851)	(545,851)

Balance as of June 30, 2023 (unaudited)	2,875,000	288	—	(10,685,038)	(10,684,750)
Accretion of Class A Common Stock to redemption amount	—	—	—	(654,826)	(654,826)
Waiver of deferred underwriters’ fee	—	—	—	6,050,000	6,050,000
Net income	—	—	—	688,152	688,152

Balance as of September 30, 2023 (unaudited)	2,875,000	$288	$—	$(4,601,712)	$(4,601,424)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	2,875,000	$288	$—	$(5,506,832)	$(5,506,544)
Net loss	—	—	—	(1,277,484)	(1,277,484)

Balance as of March 31, 2022 (unaudited)	2,875,000	288	—	(6,784,316)	(6,784,028)
Net loss	—	—	—	(196,832)	(196,832)

Balance as of June 30, 2022 (unaudited)	2,875,000	288	—	(6,981,148)	(6,980,860)
Accretion of Class A Common Stock to redemption amount	—	—	—	(102,207)	(102,207)
Net income	—	—	—	78,861	78,861

Balance as of September 30, 2022 (unaudited)	2,875,000	$288	$—	$(7,004,494)	$(7,004,206)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$593,361	$(1,395,455)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on Trust Account	(139,355)	—
Unrealized loss on change in fair value of Forward Purchase Agreement liability	44,330	1,033,639
Interest earned on investments held in Trust Account	(2,329,140)	(447,409)
Changes in current assets and current liabilities:
Prepaid expenses	208,072	156,488
Accrued expenses	480,551	(16,021)
Income taxes payable	62,783	28,766
Franchise taxes payable	(30,164)	(129,722)

Net cash used in operating activities	(1,109,562)	(769,714)

Cash flows from Investing Activities:
Extension funding of Trust Account	(525,000)	—
Funds withdrawn for redemptions from the Trust Account	87,843,748	—
Cash withdrawn from Trust Account to pay taxes	555,214	282,393

Net cash provided by investing activities	87,873,962	282,393

Cash flows from Financing Activities:
Funds withdrawn for redemptions from the Trust Account	(87,843,748)	—
Proceeds from loans from the First Extension Promissory Note	355,000	—
Proceeds from issuance of Working Capital Loans	165,000	—

Net cash used in financing activities	(87,323,748)	—

Net change in cash	(559,348)	(487,321)
Cash, beginning of the period	601,088	1,309,165

Cash, end of the period	$41,740	$821,844

Supplemental disclosure of noncash investing and financing activities:
Income Tax Paid	$375,000	$—

Accretion of Class A Common Stock to redemption amount	$2,404,825	$102,207

Impact of the waiver of deferred commission by the underwriters	$6,050,000	$—

Excise Tax payable	$878,437	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30,
2023
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 is a blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting Business Combination. The Company has not yet selected a specific Business Combination target.
As of September 30, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the IPO described below, and since the closing of the IPO the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Sponsor and Financing
The Sponsor, Integral Sponsor, LLC, is a Delaware limited liability company.
The Registration Statement was declared effective on November 2, 2021. On November 5, 2021, the Company, consummated its IPO of 11,500,000 Units, including 1,500,000 Units issued upon exercise in full by the underwriter of its option to purchase additional Units. Each Unit consists of one share of Class A Common Stock, and one-half
of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.
Simultaneously with the closing of the IPO, the Company completed the Private Placement of an aggregate of 4,950,000 Private Placement Warrants, including 90,000 Private Placement Warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $4,950,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Upon the closing of the IPO and the Private Placement, $116,725,000 was placed in the Trust Account, representing the redemption value of the Class A Common Stock sold in the IPO, at their redemption value of $10.15 per share.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.
Founder Shares
The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Common Stock issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial Business Combination that results in all of the stockholders having the right to exchange their Class A Common Stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “
Lock-up
”). Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares. Notwithstanding the foregoing, the Founder Shares will be released from the
Lock-up
if the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Company’s initial Business Combination.
On December 29, 2021, the Sponsor transferred 50,000 Founder Shares to an Anchor Investor.
Trust Account
At September 30, 2023 and December 31, 2022, funds in the Trust Account were invested in money market funds investing solely in Treasury obligation and meeting certain conditions under Rule
2a-7
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

Initial Business Combination
The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account was initially $10.15 per Public Share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters in the IPO.
The shares of Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with ASC 480. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
Following the IPO, the Company initially had only 18 months from the closing of the IPO to complete the initial Business Combination, which period, as further discussed below, was extended to November 3, 2023 in connection with the First Extension, and may be further extended. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of the initial Business Combination.
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
Extension of the Combination Period
On May 3, 2023, the Company held the First Special Meeting. At the First Special Meeting, the stockholders approved, among other things, the First Extension Amendment Proposal. In connection with the First Extension, stockholders holding 8,470,059 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the Trust Account to pay such stockholders.
In connection with the approval of the First Extension, the Company agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that is needed by the Company to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Business Combination. As of September 30, 2023, the Company had paid $525,000 to fund the Trust Account for the First Extension, with $520,000 of such funds coming from the First Extension Promissory Note and the WCL Promissory Note, and $5,000 coming from the Company’s operating bank account.

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Inflation Reduction Act of 2022
On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% Excise Tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity, Capital Resources and Going Concern
As of September 30, 2023, the Company had $41,740 in its operating bank account and working capital deficit of $2,208,523.
Prior to the completion of the IPO the Company’s liquidity needs had been satisfied through a loan under the IPO Promissory Note, an unsecured promissory note with the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B Common Stock at approximately $0.009 per share for gross proceeds of $25,000. The IPO Promissory Note has been repaid and no other borrowings are permitted. Subsequent to the consummation of the Initial Public Offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants, which generated gross proceeds of $4,950,000.
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the Trust Account (see Note 3). As of September 30, 2023, $355,000 had been borrowed under the Extension Promissory Note.
Additionally, on July 10, 2023, the Company issued the WCL Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 to be deposited into the Trust Account (see Note 3). As of September 30, 2023, $165,000 had been borrowed under the WCL Promissory Note.
In connection with the Company’s assessment of going concern considerations in accordance with
ASU 2014-15,
Management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, and insufficient cash raises substantial doubt about the Company’s ability to continue as a going concern. At the 2023 Special Meeting, the stockholders extended the Combination Period from November 3, 2023 to November 5, 2024 (see Note 7); however, it is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard
On June 28, 2023, the Company received the First Nasdaq Notice from the Staff notifying the Company that for the prior 30 consecutive business days, the Company’s MVLS was below the minimum of $50 million required for continued listing on Nasdaq pursuant to the Market Value Standard. This notification had no immediate effect on the listing or trading of the Company’s securities on Nasdaq and the Class A Common Stock, warrants and Units continue to trade under the symbols “INTE,” “INTEW” and “INTEU,” respectively.
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until December 26,
2023,
to regain compliance with the Market Value Standard. The First Nasdaq Notice states that to regain compliance, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days during the Nasdaq Compliance Period, at which time Nasdaq will provide written notification that the Company has achieved compliance under the Market Value Standard and the matter will be closed.

The Company has been and intends to continue to actively monitor its MVLS and is continuing to evaluate available options to regain compliance with the Market Value Standard. However, there can be no assurance that the Company will be able to regain compliance under the Market Value Standard or will otherwise be in compliance with other Nasdaq listing criteria.
In the event the Company does not regain compliance with the Market Value Standard within the Nasdaq Compliance Period, it will receive written notification that its securities are subject to delisting from Nasdaq. At such time, the Company will have the opportunity to appeal the delisting decision in front of a Nasdaq Hearings Panel.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in the accompanying unaudited condensed financial statements, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Investment Held in Trust Account
As of September 30, 2023 and December 31, 2022, investments in the Trust Account primarily consisted of U.S money market funds. The U.S. money market funds are classified as trading securities carried at fair value and the fair values of these investments is determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

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

•
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

•
Level 2—Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. Derivative assets and liabilities are classified in the accompanying condensed balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Forward Purchase Agreement liability
The Company accounts for the 3,000,000 FPA Shares issued pursuant to the FPAs in accordance with the guidance contained in ASC
815-40
(see Note 4).
Such guidance provides that because the FPA Shares do not meet the criteria for equity treatment thereunder, each FPA Share must be recorded as a liability. Accordingly, the Company classifies each FPA Share as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the FPA liability will be adjusted to fair value, with the change in fair value recognized in the accompanying unaudited condensed statement of operations.
Income Taxes
The Company accounts for income taxes under ASC 740. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the accompanying unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC
740-270-25-3
which states, “[i]f an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2023.
As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value of the FPA, business combination related expenses and the valuation allowance on the deferred tax assets. The Company’s effective tax rate was 4.0% and 26.7% for the three months ended September 30, 2023 and 2022, respectively, and 42.5% and
(2.1)%
for the nine months ended September 30, 2023 and 2022, respectively.
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Common Stock Subject to Possible Redemption
All of the Class A Common Stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
The Class A Common Stock subject to possible redemption reflected on the accompanying condensed balance sheets as of September 30, 2023 and December 31, 2022 is reconciled in the following table:

Class A Common Stock subject to possible redemption, December 31, 2022	$117,737,665
Less:
Redemptions	(87,843,748)
Plus:
Remeasurement of carrying value to redemption value	2,404,825

Class A Common Stock subject to possible redemption, September 30, 2023	$32,298,742

Net Income (Loss) Per Common Stock
The Company complies with the accounting and disclosure requirements of ASC 260. Net income (loss) per Common Stock is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. At September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per Common Stock is the same as basic income (loss) per Common Stock for the periods presented.
The accompanying unaudited condensed statement of operations applies the two-class
method in calculating net income (loss) per share. Basic and diluted net income (loss) per Common Stock for Class A Common Stock and Class B Common Stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding, allocated proportionally to each class of Common Stock.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$353,104	$335,048	$63,089	$15,772	$421,711	$171,650	$(1,116,364)	$(279,091)
Denominator:
Basic and diluted weighted average shares outstanding	3,029,941	2,875,000	11,500,000	2,875,000	7,063,302	2,875,000	11,500,000	2,875,000
Basic and diluted net income (loss) per share	$0.12	$0.12	$0.01	$0.01	$0.06	$0.06	$(0.10)	$(0.10)
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Note 3 — Related Party Transactions
Related Party Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required on a non-interest
basis. If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
On July 10, 2023, the Company issued the WCL Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with such Working Capital Loans. The WCL Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company owed $165,000 and $0, respectively, under the WCL Promissory Note and reported the amounts as Working Capital Loans on the accompanying condensed balance sheet.
Administrative Fees
The Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fees for the three and nine months ended September 30, 2023 are $60,000 and $180,000, respectively. Total administrative for the three and nine months ended September 30, 2022 are $60,000 and $160,000 respectively. At September 30, 2023 and December 31, 2022, $80,000 and $0 in included in accrued expenses on the accompanying condensed balance sheet as due to Sponsor for the administrative fees due.
Promissory Note – Related Party
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5 th
of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. At September 30, 2023 and December 31, 2022, the Company had $355,000 and $0 borrowings under the First Extension Promissory Note.
Engagement of Services
On May 28, 2021, the Company entered into a letter agreement with J.V.B. pursuant to which the Company engaged Cohen & Company Capital Markets, a division of J.V.B., to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Company’s initial Business Combination. J.V.B. was one of the Anchor Investors that purchased Units in the IPO and became a member of the Sponsor at the closing of our IPO to hold an indirect interest in a specified number of the Founder Shares held by the Sponsor.

Funds due to J.V.B. upon the completion of the initial Business Combination ($605,000 in the aggregate) will be paid by the underwriters to the IPO.
Note 4 — Commitments and Contingencies
Registration and Stockholder Rights
The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in the Private Placement simultaneously with the closing of the IPO and the shares of Class A Common Stock underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be iss ue
d upon conversion of Working Capital Loans and (iv) the FPA Shares that may be purchased pursuant to the FPA, have registration rights to require the Company to register a sale of any of the Company’s securities held by the holders prior to the consummation of our initial Business Combination pursuant to a registration rights agreement executed in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter Agreement
The underwriters were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the closing of the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee is $0 and $6,050,000, respectively.
The Company complies with ASC 405 and derecognized the deferred underwriting commission liability upon being released of the obligation by the underwriters. To account for the waiver of the deferred underwriting commission, the Company reduced the deferred underwriter commission liability to $0 and reversed the previously recorded cost of issuing the instruments in the IPO, which included a reduction in the accumulated deficit and increased income available to Class B Common Stock by $6,050,000, which was previously allocated to the Class A Common Stock subject to redemption and accretion recognized at the date of the IPO.
Anchor Investment
The Anchor Investors purchased an aggregate of approximately $60.8 million of the Units in the IPO at the public offering price. There can be no assurance that the Anchor Investors will retain their Units prior to or upon the consummation of the initial Business Combination. In addition, none of the Anchor Investors has any obligation to vote any of their Public Shares in favor of the initial Business Combination.
The Anchor Investors have not been granted any stockholder or other rights that are in addition to those granted to our other Public Stockholders and have only been issued equity interests in the Sponsor, with no right to control the Sponsor or vote or dispose of any securities held by the Sponsor. Further, unlike some anchor investor arrangements of other blank check companies, the Anchor Investors are not required to (i) hold any Units, Class A Common Stock or warrants they purchased in the IPO or thereafter for any amount of time, (ii) vote any shares of Class A Common Stock they may own at the applicable time in favor of an initial Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of an initial Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A Common Stock underlying the Units they purchased in the IPO as the rights afforded to the other Public Stockholders.
Forward Purchase Shares
Crescent Park, which is one of the Anchor Investors, and Carnegie Park have agreed, pursuant to their respective FPAs entered into with the Company, to purchase up to 2,500,000 FPA Shares (in the case of Crescent Park) and up to 500,000 FPA Shares (in the case of Carnegie Park) at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the FPA Shares that are purchased in the manner described below) for gross proceeds up to $30,000,000 in the aggregate if all of the FPA Shares are purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the FPA Shares are purchased at $9.20 per share or up to a lower amount in the aggregate if all of the FPA Shares are purchased at less than $9.20 per share) in private placements that are to occur concurrently with the consummation of the initial Business Combination.
The price to be paid for the FPA Shares will be reduced to or below $9.20 per share in the following circumstances:

•
to $9.20 if the aggregate purchase price paid by a Forward Purchaser at $10.00 per share would exceed the lesser of (i) a specified dollar amount and (ii) a specified percentage of the aggregate purchase price paid by the purchasers of the Class A Common Stock in a PIPE;

•
and to below $9.20 if the price per share in any PIPE is less than $9.20 (in which case the price per share paid by the Forward Purchaser will be at an 8% discount from the price per share in such PIPE).

One of the Forward Purchasers and/or its affiliates purchased Units. If such Forward Purchaser and/or any of its affiliates sell more than 50% of the aggregate number of the Units purchased in the IPO or, following the separate trading of the Public Shares and the Public Warrants, the Public Shares that are a component of the Units that are purchased by Forward Purchaser or any of its affiliates in the IPO, in sales that are consummated on or prior to the initial Business Combination, then the price per share for the FPA Shares will remain at $10.00 per share for FPA Shares in an aggregate number equal to the number of public Units and Public Shares sold by the Forward Purchaser and/or its affiliates in such manner.
The following assumptions were utilized in the determination of fair value for the FPA liability:

•
Each FPA Share is one share of the Class A Common Stock. No payment is due from the Forward Purchaser until immediately before the initial Business Combination. The purchase price is $10.00 per FPA Share, subject to the discounted purchase price. The discounted purchase price is either at $9.20 per share or at an 8% discount to the PIPE price if the PIPE is priced below $9.20.

•
The conditions upon obtaining a $9.20 purchase price are within the control of the FPA Holder because the FPA holder will control the aggregate purchase price of the FPA Shares to be purchased by the FPA Holder and, in the case of the Forward Purchaser that is expected to purchase Units, such Forward Purchaser and its affiliates will control whether such Forward Purchaser and its affiliates sell or redeem more than 50% of the Units (or, following the separate trading of the Public Shares and the Public Warrants, the Public Shares) on or prior to the initial Business Combination. The FPA Holder that is expected to purchase Units is assumed to have no negative economic impact from not selling or redeeming more than 50% of the Units (or, following the separate trading of the Public Shares and the Public Warrants) on or prior to the initial Business Combination since such Forward Purchaser would be selling at market price, without knowledge of future pricing, so that not selling or redeeming and realizing the 8% discount to market price on its future purchase is actually a positive feature to such FPA Holder. Therefore, Management assumed that the likelihood of the FPA Holder to have a $10.00 purchase price is de minimis.

•	Management assumed a PIPE would be priced below $9.20 per share only 5% of the time and would be priced at $9.00 per share when it is priced below $9.20 per share.
The purchase of FPA Shares by Crescent Park and Carnegie Park as the Forward Purchasers pursuant to their respective FPAs is subject to their respective internal approval processes and the other closing conditions set forth in their respective FPAs. Since the decision whether or not to purchase the FPA Shares will be in the sole discretion of the Forward Purchasers, there can be no assurance that such purchases will be consummated.
Each of the Forward Purchasers has the right to transfer all or a portion of its rights and obligation to purchase the FPA Shares to one or more transferees who are affiliates of the Forward Purchaser, subject to compliance with applicable securities laws. Any such transferee will be subject to the same terms and conditions under the relevant FPA. The FPA Shares will be identical to the shares of Class A Common Stock underlying the Units sold in the IPO, except that they will be subject to certain registration rights and transfer restrictions. The funds from the sale of the FPAs will be used as part of the consideration to the sellers in the initial Business Combination and any excess funds will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and is intended to provide the Company with a minimum funding level for the initial Business Combination.
Excise Tax
In connection with the vote to amend the Amended and Restated Certificate of Incorporation at the First Special Meeting, holders of 8,470,059 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $87,843,748. As such the Company has recorded a 1% Excise Tax liability in the amount of $878,437 on the accompanying condensed balance sheet as of September 30, 2023. The liability does not impact the accompanying unaudited condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
This Excise Tax liability can be offset by future share issuances within the same fiscal year, which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the Excise Tax liability will not be due.
Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no shares of Class A Common Stock issued or outstanding, excluding 3,029,941 and 11,500,000 shares subject to possible redemption, respectively.

Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each common share. At September 30, 2023 and December 31, 2022, there were 2,875,000 shares of Class B Common Stock issued and outstanding.
The Class B Common Stock will automatically convert into shares of Class A Common Stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination including, without limitation, the FPA Shares issued pursuant to the FPAs, the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A Common Stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A Common Stock by Public Stockholders), including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into shares of Class A Common Stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of the Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Warrants
Each whole warrant entitles the registered holder to purchase one share of the Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, executed in connection with the IPO, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants were issued upon separation of the Units and only whole warrants trade. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A Common Stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A Common Stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	In whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

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

In addition, if (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination (other than any FPA Shares) at a Newly Issued Price (as defined below) of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “
Newly Issued Price
”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.

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
Note 6 —   Fair Value Measurements
As of September 30, 2023 and December 31, 2022, investments in the Trust Account consisted of U.S money market funds. The U.S. money market funds are carried at fair value and the fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Recurring Fair Value Measurements
Under the guidance in ASC
815-40,
the FPAs do not meet the criteria for equity classification. As such, the FPAs must be recorded on the accompanying condensed balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the accompanying unaudited condensed statements of operations.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2023 and December 31, 2022:
September 30, 2023

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$32,658,888	$—	$—
Liabilities
FPA	$—	$—	$2,753,047
December 31, 2022

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$118,064,355	$—	$—
Liabilities
FPA	$—	$—	$2,708,717
Measurement
On September 30, 2023 and December 31, 2022, the Company used a Probability Weighted Expected Return (“
PWER
”) model to value the FPA liability.
The key inputs into the modified PWER model for the FPA liability were as follows:

Input	September 30, 2023	December 31, 2022
Probability of successful Business Combination	85%	85%
Likelihood by 04/30/2023	—%	15%
Likelihood by 06/30/2023	—%	15%
Likelihood by 10/31/2023	—%	70%
Likelihood by 03/31/2024	50%	—%
Likelihood by 06/30/2024	50%
Risk-free rate	5.51%	4.75%
Stock price	$10.75	$10.11
Estimated term remaining (years)	0.63	0.71

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA liability classified as Level 3 for the year ended September 30, 2023 and December 31, 2022:

Fair Value at December 31, 2022	$2,708,717
Change in fair value	219,842

Fair Value at March 31, 2023	$2,928,559
Change in fair value	642,739
Fair Value at June 30, 2023	$3,571,298
Change in fair value	(818,251)

Fair Value at September 30, 2023	$2,753,047

Note 7 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based on the Company’s review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
Flybondi Business Combination
The below subsection describes the material provisions of the Flybondi Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the Flybondi Business Combination Agreement is qualified in its entirety by reference to the complete text of the Flybondi Business Combination Agreement, a copy of which is filed hereto as Exhibit 2.1 and incorporated by reference herein. The Company’s and other interested parties are urged to read the Flybondi Business Combination Agreement in its entirety. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the Flybondi Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the Flybondi Business Combination.
On October 19, 2023, the Company entered into the Flybondi Business Combination Agreement, with Flybondi, FB Parent, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.
Structure of the Proposed Business Combination
The Flybondi Business Combination Agreement provides for, among other things, the following transactions: (i) FB Parent will acquire the shares of Flybondi (the “
Flybondi Shares
”) held by the Sellers in exchange for the issuance by FB Parent of new ordinary shares of FB Parent (the “
Share Exchange
”), and (ii) the Company will merge with and into Merger Sub (the “
Merger
”), with the Company continuing as the surviving entity and as a wholly-owned subsidiary of FB Parent, and each issued and outstanding security of the Company immediately prior to the Merger will be cancelled and converted into the right of the holder thereof to receive a substantially equivalent security of FB Parent.
In connection with the closing of the Business Combination (the “
Closing
”), (i) FB Parent and certain holders of FB Parent securities upon the Closing, including the Sponsor, certain directors and executive officers of the Company and certain Sellers will enter into a lock-up agreement
(the “
Lock-Up
 Agreement
”) with respect to certain equity or equity-linked securities of FB Parent as set forth in the Lock-Up Agreement
(the “
Lock-Up
 Securities
”), and (ii) FB Parent and certain holders of FB Parent securities upon the Closing, including the Sponsor and certain Sellers, will enter into a registration rights agreement (the “
Registration Rights Agreement
”) with respect to certain equity or equity-linked securities of FB Parent as set forth in the Registration Rights Agreement , in each case as further described below.
Consideration
At the effective time of the Share Exchange, the total consideration to be paid by FB Parent to the Sellers for their Flybondi Shares shall be an aggregate number of FB Parent ordinary shares valued at $10.00 per share, with an aggregate value of up to $300,000,000, with such amount equaling $300,000,000 if all holders of Flybondi Shares that are not Signing Sellers participate in the transactions by executing Seller Joinders by the Flybondi Business Combination Agreement. Each Flybondi Share outstanding immediately prior to the effective time of the Share Exchange and held by a Seller will be exchanged for the number of FB Parent ordinary shares equal to the exchange ratio as provided in the Flybondi Business Combination Agreement. All of
the in-the-money vested
Flybondi options outstanding immediately prior to the Share Exchange will be exercised and converted into the right to receive the number of FB Parent options equal to the exchange ratio as provided in the Business Combination Agreement. All unvested and/or out-of-the-money Flybondi
options will be converted into options to purchase ordinary shares of FB Parent.

At the effective time of the Merger, each issued and outstanding share of Common Stock will be automatically converted into and exchanged for one FB Parent ordinary share, and each issued and outstanding warrant will be automatically converted into and become one FB Parent warrant to purchase FB Parent ordinary shares.
Registration Statement and Integral 1 Stockholder Meeting
FB Parent, the Company and Flybondi will prepare and FB Parent will file with the SEC the Flybondi Registration Statement in connection with the registration under the Securities Act of certain securities to be issued by FB Parent pursuant to the proposed Business Combination, which will include a proxy statement/prospectus that will constitute (i) a prospectus relating to the offer of such FB Parent securities and (ii) a proxy statement to be distributed to the Company’s stockholders in connection with the solicitation of proxies for the vote at a special meeting of the Company’s stockholders (the “
FlyBondi Special Meeting
”) to be held to approve the proposed Flybondi Business Combination and other matters as described in the Flybondi Registration Statement, and in connection with the approval thereof, to provide the Public Stockholders with the opportunity to redeem their Public Shares in accordance with the redemption rights set forth in the Amended and Restated Certificate of Incorporation.
Representations, Warranties and Covenants
The Flybondi Business Combination Agreement contains customary representations and warranties of the Company, Flybondi, FB Parent, Merger Sub and the Signing Sellers relating to, among other things, their ability to enter into the Flybondi Business Combination Agreement and their outstanding capitalization. The Flybondi Business Combination Agreement also contains certain customary covenants by each of the Company and Flybondi during the period between the execution of the Flybondi Business Combination Agreement and the earlier of the Closing or the termination of the Flybondi Business Combination Agreement in accordance with its terms, including, among other things, (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business consistent with past practice; (3) timely filing of the Company’s public filings; (4) no insider trading; (5) notifications of certain breaches, consent requirements or other matters; (6) efforts to consummate the Closing, obtain third party and regulatory approvals and satisfy other conditions to Closing; (7) tax matters; (8) further assurances, (9) “no shop” obligations and (10) confidentiality.
Flybondi agreed to use reasonable best efforts to deliver as promptly as reasonably practicable the financial statements of Flybondi, its subsidiaries and FB Parent that are (i) required by the applicable accounting requirements and other rules and regulations of the SEC to be included in the Flybondi Registration Statement and (ii) set forth in the Flybondi Business Combination Agreement.
Pursuant to the Seller Joinders, the Joining Sellers agreed to make certain representations and warranties relating to, among other things, their ability to enter into the transactions contemplated by the Flybondi Business Combination Agreement and their ownership of the Flybondi Shares, as well as covenants to support and vote in favor of the Business Combination.
The parties also agreed to take all reasonably necessary action so that, effective at the Closing, the board of directors of FB Parent (the “
Post-Closing Board
”) will consist of seven individuals, a number of whom shall be independent directors in accordance with the requirements of Nasdaq. Six of the members of the Post-Closing Board will be designated by a majority in interest of the Sellers and one will be designated by the Sponsor. The Flybondi Business Combination Agreement further provides that, unless otherwise agreed by Flybondi, the officers of Flybondi as of immediately prior to the Closing will serve as the initial officers of FB Parent upon the Closing.
Flybondi agreed that, in connection with the Company’s expected Excise Tax liability as of December 31, 2023 in the amount of $900,000, Flybondi and/or Cartesian Capital Group, LLC (“
Cartesian
” and, together with Flybondi, the “
Cartesian Escrow Parties
”) shall fund an aggregate amount of $900,000 (the “
Escrow Amount
”) into escrow on or before December 15, 2023, pursuant to the terms of an escrow agreement (the “
Escrow Agreement
”).
The Escrow Agreement shall provide that the Escrow Amount shall be released to the Company on April 26, 2024 solely for the purpose of the Company paying the Excise Tax liability and that if, after funding of the Escrow Amount but before the Agreement End Date (as defined below), (i) the Company provides a termination notice to FlyBondi under the Flybondi Business Combination Agreement other than with respect to a termination pursuant to Flybondi’s uncured material breach of the Flybondi Business Combination Agreement, (ii) the Company initiates its liquidation or publicly announces its intention to liquidate, or (iii) the Company ceases to undertake commercially reasonable efforts to reach the Closing in breach of the Flybondi Business Combination Agreement, then (x) if prior to the release of the Escrow Amount to the Company, the escrow agent shall release the Escrow Amount to the Cartesian Escrow Parties, and (y) if after the release of the Escrow Amount to the Company, the Company shall pay to the Cartesian Escrow Parties an amount in cash equal to the Escrow Amount.
Survival
The representations and warranties of the parties contained in the Flybondi Business Combination Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Flybondi Business Combination Agreement do not survive the Closing, except for those covenants and agreements that by their terms are to be performed after the Closing and certain confidentiality obligations.

Conditions to Closing
Mutual Conditions
The obligations of each party to consummate the proposed Flybondi Business Combination are subject to the satisfaction or waiver of the following conditions:
(a) the approval of the Company’s stockholders, by the applicable vote of the holders of the outstanding shares of the Common Stock, of the proposals contained in the Flybondi Business Combination Agreement in accordance with the Amended and Restated Certificate of Incorporation (collectively, the “
Company’s Stockholders’ Approval
”) will have been obtained;
(b) all waiting periods (and any extensions thereof) applicable to the proposed Flybondi Business Combination under any Antitrust Law, and any commitments or agreements (including timing agreements) with any Governmental Authority not to consummate the proposed Business Combination before a certain date, will have expired or been terminated, and all other Regulatory Approvals will have been obtained;
(c) the Flybondi Registration Statement will have become effective under the Securities Act and no stop order suspending the effectiveness of the Flybondi Registration Statement will have been issued and no proceedings for that purpose will have been initiated or threatened by the SEC and not withdrawn;
(d) no Governmental Authority will have enacted, issued, promulgated, enforced or entered any Law (whether temporary, preliminary or permanent) or Governmental Order that is then in effect and which has the effect of making the proposed Flybondi Business Combination illegal or which otherwise prevents or prohibits consummation of the proposed Flybondi Business Combination; and
(e) FB Parent’s initial listing application with Nasdaq in connection with the proposed Business Combination will have been approved and the FB Parent ordinary shares (including, for the avoidance of doubt, the FB Parent ordinary shares to be issued pursuant to the proposed Business Combination) will have been approved for listing on Nasdaq.
The Company’s Conditions
The obligations of the Company to consummate the proposed Flybondi Business Combination are subject to the satisfaction or waiver of the following additional conditions:
(a) each of the representations and warranties of Flybondi, FP Parent and Merger Sub being true and correct on and as of the Closing Date as if made on the Closing Date (subject to certain exceptions and an overall “Material Adverse Effect” standard);
(b) each of the covenants of Flybondi and the Sellers to be performed as of or prior to the Closing will have been performed in all material respects;
(c) there has not been any event that has had, or would reasonably be expected to have, individually or in the aggregate, a Company Material Adverse Effect and be continuing;
(d) FB Parent having received from the Sellers copies of executed stock transfer forms in respect of Flybondi Shares representing at least 88.5% (as rounded to one decimal place) of the issued and outstanding Flybondi Shares, in a form reasonably acceptable to Integral 1;
(e) Flybondi having delivered a copy of Flybondi’s effective Air Operator Certificate; and
(f) Flybondi having delivered certain certificates and documents as required pursuant to the Flybondi Business Combination Agreement.
Flybondi and Seller Conditions
The obligations of Flybondi and the Sellers to consummate the proposed Flybondi Business Combination are subject to the satisfaction or waiver of the following additional conditions:
(a) each of the representations and warranties of the Company contained in the Flybondi Business Combination Agreement being true and correct on and as of the Closing Date as if made on the Closing Date (subject to certain exceptions and an overall “ Material Adverse Effect” standard);
(b) each of the covenants of the Company to be performed as of or prior to the Closing will have been performed in all material respects, unless failure to so perform would not reasonably be expected to have a Company Material Adverse Effect;
(c) there has not been any Event that has had, or would reasonably be expected to have, individually or in the aggregate, a SPAC Material Adverse Effect, and be continuing; and
(d) The Company 1 having delivered certain certificates and documents as required pursuant to the Flybondi Business Combination Agreement.

Closing
In accordance with the terms and conditions of the Business Flybondi Combination Agreement, on the Closing Date, the Share Exchange will be consummated and, on the Business Day immediately following the completion of the Share Exchange, the parties will cause the Merger to be consummated by filing a certificate of merger with the Secretary of State of the State of Delaware.
Termination
The Flybondi Business Combination Agreement may be terminated and the proposed Flybondi Business Combination may be abandoned at any time prior to the Closing, as applicable, notwithstanding any requisite approval and adoption of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination by the Company’s stockholders of Integral 1 or the shareholders of Flybondi, as follows:
(a) by mutual written consent of Flybondi and the Company;
(b) by written notice from Flybondi or the Company to the other if any Governmental Authority will have enacted, issued, promulgated, enforced or entered any Governmental Order or other Law that has become final and non-appealable and
has the effect of making consummation of the proposed Flybondi Business Combination illegal or otherwise preventing or prohibiting consummation of the proposed Flybondi Business Combination;
(c) by written notice from Flybondi or the Company to such other party if the Company’s Stockholders’ Approval will not have been obtained by reason of the failure to obtain the required vote at the Flybondi Special Meeting duly convened therefor or at any adjournment or postponement thereof, subject to exceptions and conditions as described in the Flybondi Business Combination Agreement;
(d) by written notice from Flybondi, if the Second Extension is not effected and the Company must liquidate in accordance with its Governing Documents;
(e) prior to the Closing, by written notice to Flybondi from the Company if there is an uncured breach of any representation, warranty, covenant or agreement on the part of Flybondi, the Sellers, FB Parent or Merger Sub that would cause the related closing condition to not be satisfied, or the Closing has not occurred on or before November 1, 2024 (the “
Agreement End Date
”), subject to exceptions and conditions as described in the Flybondi Business Combination Agreement;
(f) prior to the Closing, by written notice to the Company from Flybondi if there is an uncured breach of any representation, warranty, covenant or agreement on the part of the Company that would cause the related closing condition to not be satisfied, or the Closing has not occurred on or before the Agreement End Date, subject to exceptions and conditions as described in the Flybondi Business Combination Agreement;
(g) on September 15, 2024, automatically (and without notice by Flybondi or the Company), if by such date, the Company has not delivered the applicable audited financial statements pursuant to Flybondi Business Combination Agreement;
(h) by written notice to the Company from Flybondi, following the Board of Directors’ withdrawal, amendment, qualification or modification of its recommendation to the Company’s stockholders that they vote in favor of the Company’s transaction proposals; and
(i) by written notice to Flybondi from the Company, if the Cartesian Escrow Parties do not fund the Escrow Account on or prior to December 15, 2023.
If the Flybondi Business Combination Agreement is terminated by the Company pursuant to clauses (b), (c), (e), or (i) above, or is automatically terminated pursuant to clause (g) above and within a 12-month period
of termination Flybondi enters into a letter of intent, memorandum of understanding or similar agreement, including a definitive agreement, in connection with a merger, acquisition, or similar transaction with a third party, as defined more fully in the Flybondi Business Combination Agreement (a “
Competing Transaction
”), or the Company consummates a Competing Transaction, within thirty (30) days, Flybondi shall pay the Company $9,000,000 (the “
Break Fee
”) by wire transfer of immediately available funds. The Break Fee will be in lieu of any other money damages or another remedy at law available to Integral 1 or Sponsor and shall supersede any claims by Integral 1 or Sponsor related to the Excise Tax Liability.
If the Business Combination Agreement is terminated by Flybondi pursuant to clauses (b), (c), (d), (f), or (h) above or is automatically terminated pursuant to clause (g) above and within a 12-month period
of termination, the Company enters into a letter of intent, memorandum of understanding or similar agreement, including a definitive agreement, in connection with a Competing Transaction, or the Company consummates a Competing Transaction, within thirty (30) days, the Company shall pay Flybondi the Break Fee by wire transfer of immediately available funds.
Except as otherwise provided above, if the Business Combination Agreement is terminated, it will become void and of no effect, without liability on the part of any party, other than the liability of Flybondi or the Company, as the case may be, for pre-termination fraud
or willful and material breach thereof (except that certain obligations related to public announcements, confidentiality, fees and expenses, termination, waiver of claims against the trust, and certain general provisions will continue in effect).

Trust Account Waiver
Flybondi and the Sellers agreed that they would not have, and have irrevocably waived, any claim of any kind in or to any monies in the Trust Account held for the Public Stockholders.
Sponsor Support Agreement
Concurrently with the execution and delivery of the Flybondi Business Combination Agreement, Flybondi, Integral 1 and the Sponsor executed an agreement (the “
Sponsor Support Agreement
”), pursuant to which, among other things, the Sponsor agreed to (a) vote the shares of Common Stock held by it in favor of the Flybondi Business Combination Agreement and each of the Transaction Proposals, (b) not transfer any shares of the Common Stock held by it between the date of the Flybondi Business Combination Agreement and the Closing, subject to certain exceptions, (c) not redeem any shares of the Common Stock held by it in connection with the Proposed Business Combination and waive its redemption rights, and (d) at Closing, transfer, directly or constructively (including pursuant to a forfeiture and reissuance), 500,000 Founder Shares and 1,650,000 Founder Warrants (as defined in the Sponsor Support Agreement, to or as directed by Flybondi, (e) in the event of non-compliance by
the Company of certain of its obligations to refund the Escrow Amount to the Cartesian Escrow Parties in connection with the Escrow Agreement, offer the Cartesian Escrow Parties the option to purchase 1,581,250 Founder Shares for $1.00, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, (f) as promptly as practicable after the Second Extension (and in any case, within ten (10) Business Days of the date thereof), convert substantially all of the shares of Class B Common Stock issued and outstanding for a number of validly issued, fully paid and nonassessable shares of Class A Common Stock and (g) immediately prior to the Closing, convert all bona fide cash loan amounts due from the Company to Sponsor into warrants at a value of $1.00 per warrant.
The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is filed as Exhibit 10.1 hereto and incorporated by reference herein.
Lock-Up Agreement
In connection with the Closing, FB Parent and certain holders of FB Parent securities upon the Closing, including the Sponsor, certain of the Company’s directors and executive officers, and certain Sellers will enter into the Lock-Up Agreement,
pursuant to which, among other things, each of such holders will agree to not effect any sale or distribution of certain Lock-Up Securities,
subject to certain customary exceptions set forth in
the Lock-Up Agreement,
until the earliest of:
(i) with respect to 15% of
the Lock-Up Securities,
on the date that is the earlier of six months following the Closing and such date on which FB Parent completes a liquidation event; (ii) with respect to 25% of the Lock-Up Securities,
on the date that is the earlier of nine months following the Closing and such date on which FB Parent completes a liquidation event; and (iii) with respect to 25% of the Lock-Up Securities,
on the date that is the earlier of the first anniversary of the Closing and such date on which FB Parent completes a liquidation event. For the avoidance of doubt, 35% of the Lock-Up Securities
shall not be subject to
the lock-up period.
The foregoing description of
the Lock-Up Agreement
does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Lock-Up Agreement,
a copy of which is included as Exhibit 10.2 hereto and incorporated by reference herein.
Registration Rights Agreement
In connection with the Closing, FB Parent and certain holders of FB Parent securities upon the Closing will enter into the Registration Rights Agreement, pursuant to which, among other things, FB Parent will agree to provide such holders with customary demand and piggyback registration rights with respect to the Covered Securities.
The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Registration Rights Agreement, a copy of which is included as Exhibit 10.3 hereto and incorporated by reference herein.
Second Nasdaq Notice
On October 24, 2023, the Company received the Second Nasdaq Notice from the Staff indicating that the Company was not in compliance with the Minimum Total Holders Rule, which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.
In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the Second Nasdaq Notice states that the Company has 45 calendar days, or until December 8, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.
If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Second Nasdaq Notice to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Second Special Meeting of the Stockholders
On November 2, 2023, the Company held the Second Special Meeting, at which its stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 1,831,599 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share, for an aggregate redemption amount of $19,763,618.
In connection with the approval of the Charter Amendment Proposals, on November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the Initial Business Combination or the liquidation of the Company.
The Company will deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5 th
day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination.

On November 8, 2023, $29,959 of the $359,503 available to the Company under the Second Extension Promissory Note was deposited in the Trust Account in connection with the Second Extension.
Founder Share Conversion
Following approval of the Founder Share Amendment Proposal, on November 3, 2023, the Company issued an aggregate of
2,824,999
shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares in the Founder Share Conversion. The 2,824,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. Following the Founder Share Conversion and redemptions in connection with the approval of the Charter Amendment Proposals, (i) there were 4,023,341 shares of Class A Common Stock issued and outstanding and 50,001 share
s
of Class B Common Stock issued and outstanding and (ii) the Sponsor now holds approximately 69.4% of the issued and outstanding shares of Class A Common Stock.
Transfer of Trust Account Funds
To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on October 31, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the stockholders, as described elsewhere in this Report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated on February 16, 2021 as a Delaware corporation and formed for the purpose of effect Business Combination.

Our Sponsor, Integral Sponsor, LLC, is a Delaware limited liability company. The Registration Statement was declared effective on November 2, 2021. On November 5, 2021, we consummated our Initial Public Offering of 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 Units, at a purchase price of $10.00 per Unit. Offering costs amounted to $10,757,787 consisting of $2,000,000 of underwriting commissions, $6,050,000 of deferred underwriting commissions, an excess of fair value of the Founder Shares attributed to the Anchor Investors of $3,386,739, and $556,048 of other offering costs (before $1,235,000 of offering costs reimbursed by the underwriter). Of the total offering costs, $10,247,056 was charged to temporary equity and the remaining $510,731 is included in equity.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 4,950,000 Private Placement Warrants, including 90,000 warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $4,950,000.

Upon the closing of the IPO, Management agreed that an amount equal to at least $10.15 per Unit sold in the IPO, including the proceeds of the Private Placement Warrants, would be held in the Trust Account with Continental acting as trustee, and would be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct Treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Public Shares if we are unable to complete an initial Business Combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation to modify the substance or timing of our obligation to redeem 100% of its Public Shares if we have not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Stockholders.

If we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board of Directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Extension of Our Combination Period

On May 3, 2023, we held the First Special Meeting. At the First Special Meeting, our stockholders approved, among other things, the First Extension Amendment Proposal. In connection with the First Extension, stockholders holding 8,470,059 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the Trust Account to pay such stockholders.

In connection with the approval of the First Extension, we agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) that was needed by us to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Business Combination. As of September 30, 2023, we had paid $525,000 to fund the Trust Account for the First Extension, with $520,000 of such funds coming from the First Extension Promissory Note and the WCL Promissory Note, and $5,000 coming from our operating bank account.

First Nasdaq Notice

On June 28, 2023, we received the First Nasdaq Notice from the Staff notifying us that for the prior 30 consecutive business days, our MVLS was below the minimum of $50 million required for continued listing on Nasdaq pursuant to the Market Value Standard. This notification had no immediate effect on the listing or trading of our securities on Nasdaq and the Class A Common Stock, warrants and Units continue to trade under the symbols “INTE,” “INTEW” and “INTEU,” respectively.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until December 26, 2023, to regain compliance with the Market Value Standard. The First Nasdaq Notice states that to regain compliance, our MVLS must close at $50 million or more for a minimum of ten consecutive business days during the Nasdaq Compliance Period, at which time, Nasdaq will provide written notification that we have achieved compliance under the Market Value Standard and the matter will be closed.

We have been monitoring and intend to continue to actively monitor our MVLS and are continuing to evaluate available options to regain compliance with the Market Value Standard. However, there can be no assurance that we will be able to regain compliance under the Market Value Standard or will otherwise be in compliance with other Nasdaq listing criteria.

In the event we do not regain compliance with the Market Value Standard within the Nasdaq Compliance Period, we will receive written notification that our securities are subject to delisting from Nasdaq. At such time, we will have the opportunity to appeal the delisting decision in front of a Nasdaq Hearings Panel.

Recent Developments

Flybondi Business Combination

On October 19, 2023, we entered into the Flybondi Business Combination Agreement with Flybondi, FB Parent, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.

The Flybondi Business Combination Agreement provides for, among other things, the following transactions: (i) FB Parent will acquire the shares of Flybondi held by the Sellers in exchange for the issuance by FB Parent of new ordinary shares of FB Parent, and (ii) we will merge with and into Merger Sub, with the Company continuing as the surviving entity and as a wholly-owned subsidiary of FB Parent, and each of our issued and outstanding securities will be cancelled and converted into the right of the holder thereof to receive a substantially equivalent security of FB Parent.

For a full description of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination, please see the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”, as well as our Current Report on Form 8-K filed with the SEC on October 25, 2023.

Second Nasdaq Notice

On October 24, 2023, we received the Second Nasdaq Notice from the Staff indicating that we are not in compliance with the Minimum Total Holders Rule, which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the Second Nasdaq Notice states that we have 45 calendar days, or until December 8, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.

If we are unable to regain compliance by that date, we intend to submit a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Second Nasdaq Notice to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Second Special Meeting of the Stockholders

On November 2, 2023, we held the Second Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 1,831,599 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share, for an aggregate redemption amount of $19,763,618.

In connection with the approval of the Charter Amendment Proposals, on November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or our liquidation. We will deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. On November 8, 2023, $29,959 of the $359,503 available to us under the Second Extension Promissory Note was deposited in the Trust Account in connection with the Second Extension.

Founder Share Conversion

Following approval of the Founder Share Amendment Proposal, on November 3, 2023, we issued an aggregate of 2,824,999 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares in the Founder Share Conversion. The 2,824,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. Following the Founder Share Conversion and redemptions in connection with the approval of the Charter Amendment Proposals, (i) there were 4,023,341 shares of Class A Common Stock issued and outstanding and 50,0001 shares of Class B Common Stock issued and outstanding and (ii) the Sponsor now holds approximately 69.4% of the issued and outstanding shares of Class A Common Stock.

Transfer of Trust Account Funds

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 31, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to our stockholders, as described elsewhere in this Report.

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through September 30, 2023 relates to our formation and the IPO and since the closing of the IPO, the search for a prospective and consummating an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in our Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $688,152, which consisted of trust interest income of $412,108, an unrealized gain on the change in the fair value of the FPA liability of $818,251 and unrealized gain on the Trust Account of $6,972, offset by operating costs of $520,762 and provision from income tax of $28,417.

For the nine months ended September 30, 2023, we had net income of $593,361, which consisted of trust interest income of $2,329,140 and unrealized gain on the Trust Account of $139,355, offset by operating costs of $1,393,021, an unrealized loss on the change in the fair value of the FPA liability of $44,330 and provision from income tax of $437,783.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had $41,740 in our operating bank account and working capital deficit of $2,208,523.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a loan under the IPO Promissory Note issued to the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B Common Stock at approximately $0.009 per share for gross proceeds of $25,000. The IPO Promissory Note has been repaid and no other borrowings are permitted. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the issuance of the Private Placement Warrants, which generated gross proceeds of $4,950,000.

On May 8, 2023, we entered into the First Extension Promissory Note, pursuant to which the Sponsor agreed to loan us up to $630,000 to be deposited into the Trust Account. As of September 30, 2023, $355,000 had be borrowed under the First Extension Promissory Note.

Additionally, on July 10, 2023, we entered into the WCL Promissory Note, pursuant to which the Sponsor agreed to loan us up to $1,500,000 to be deposited into the Trust Account. As of September 30, 2023, $165,000 had been borrowed under the WCL Promissory Note

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, Management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination within the Combination Period, and insufficient cash, raises substantial doubt about our ability to continue as a going concern. Following the Second Special Meeting, we have November 5, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period.

Inflation Reduction Act of 2022

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% Excise Tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

In connection with the approval of the First Extension Amendment Proposal, holders of 8,470,059 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $87,843,748. As such, we have recorded a 1% Excise Tax liability in the amount of $878,437 on the condensed balance sheet as of September 30, 2023 included in this Report under “Item 1. Financial Statements”. The liability does not impact the unaudited condensed statements of operations included in this Report under “Item 1. Financial Statements” and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This Excise Tax liability can be offset by future share issuances within the same fiscal year, which will be evaluated and adjusted in the period in which the issuances occur. Should the we liquidate prior to December 31, 2023, the Excise Tax liability will not be due.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Units were first listed on the Nasdaq, we agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. Total administrative fees for the three and nine months ended September 30, 2023 are $60,000 and $180,000, respectively. Total administrative fee for the three and nine months ended September 30, 2022 are $60,000 and $160,000, respectively. At September 30, 2023 and December 31, 2022, $80,000 and $0 is reported in accrued expenses on the condensed balance sheet included in this Report under “Item 1. Financial Statements” as due to the Sponsor for the administrative fees due.

Registration and Stockholder Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in the Private Placement simultaneously with the closing of the IPO and the shares of Class A Common Stock underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of the Working Capital Loans and (iv) the FPA Shares that may be purchased pursuant to the related FPAs will have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial Business Combination pursuant to a registration rights agreement executed in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Engagement of Services

On May 28, 2021, we entered into a letter agreement with J.V.B. pursuant to which we Cohen & Company Capital Markets, a division of J.V.B., to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the initial Business Combination. J.V.B. was one of the Anchor Investors that purchased Units in the IPO and became a member of the Sponsor at the closing of our IPO to hold an indirect interest in a specified number of the Founder Shares held by the Sponsor.

On November 4, 2021, we paid J.V.B. $85,000 in cash from funds outside of the Trust Account. Funds due to J.V.B. upon the completion of the initial Business Combination ($605,000 in the aggregate) will be paid by the underwriters of the IPO.

Underwriter Agreement

The underwriters of the IPO were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per Unit per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee is $0 and $6,050,000, respectively.

We comply with ASC 405 and derecognized the deferred underwriting commission liability upon being released of the obligation by the underwriters. To account for the waiver of the deferred underwriting commission, we reduced the deferred underwriter commission liability to $0 and reversed the previously recorded cost of issuing the instruments in the IPO, which included a reduction in the accumulated deficit and increased income available to Class B Common Stock by $6,050,000, which was previously allocated to the Class A Common Stock subject to redemption and accretion recognized at the IPO date.

Anchor Investment

Certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of the Company’s Management, the Sponsor or any other anchor investor) (the “Anchor Investors”), have purchased an aggregate of approximately $60.8 million of the Units in the IPO at the public offering price. There can be no assurance that the Anchor Investors will retain their Units prior to or upon the consummation of the initial Business Combination. In addition, none of the Anchor Investors has any obligation to vote any of their Public Shares in favor of the initial Business Combination.

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

Forward Purchase Shares

Crescent Park, which is one of the Anchor Investors, and Carnegie Park have agreed, pursuant to their respective FPAs entered into with us, to purchase up to 2,500,000 FPA Shares (in the case of Crescent Park) and up to 500,000 FPA Shares (in the case of Carnegie Park) at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the FPA Shares that are purchased in the manner described below) for gross proceeds up to $30,000,000 in the aggregate if all of the FPA Shares are purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the FPA Shares are purchased at $9.20 per share or up to a lower amount in the aggregate if all of the FPA Shares are purchased at less than $9.20 per share) in private placements that are to occur concurrently with the consummation of the initial Business Combination.

The price to be paid for the FPA Shares will be reduced to or below $9.20 per share in the following circumstances:

•

to $9.20 if the aggregate purchase price paid by a Forward Purchaser at $10.00 per share would exceed the lesser of (i) a specified dollar amount and (ii) a specified percentage of the aggregate purchase price paid by the purchasers of the Class A Common Stock in a PIPE;

•

and to below $9.20 if the price per share in any PIPE is less than $9.20 (in which case the price per share paid by the Forward Purchaser will be at an 8% discount from the price per share in such PIPE).

One of the Forward Purchasers and/or its affiliates purchased Units. If such Forward Purchaser and/or any of its affiliates sell more than 50% of the aggregate number of the Units purchased in the IPO or, following the separate trading of the Public Shares and the Public Warrants, the Public Shares that are a component of the Units that are purchased by the Forward Purchaser or any of its affiliates in the IPO, in sales that are consummated on or prior to the initial Business Combination, then the price per share for the FPA Shares will remain at $10.00 per share for FPA Shares in an aggregate number equal to the number of public Units and Public Shares sold by the Forward Purchaser and/or its affiliates in such manner.

The following assumptions were utilized in the determination of fair value for the FPA liability:

•

Each FPA Share is one share of the Class A Common Stock. No payment is due from the Forward Purchaser until immediately before the initial Business Combination. The purchase price is $10.00 per FPA Share, subject to the discounted purchase price. The discounted purchase price is either at $9.20 per share or at an 8% discount to the PIPE price if the PIPE is priced below $9.20.

•

The conditions upon obtaining a $9.20 purchase price are within the control of the FPA Holder because the FPA holder will control the aggregate purchase price of the FPA Shares to be purchased by the FPA Holder and, in the case of the Forward Purchaser that is expected to purchase Units, such Forward Purchaser and its affiliates will control whether such Forward Purchaser and its affiliates sell or redeem more than 50% of the Units (or, following the separate trading of the Public Shares and the Public Warrants, the Public Shares) on or prior to the initial Business Combination. The FPA Holder that is expected to purchase Units is assumed to have no negative economic impact from not selling or redeeming more than 50% of the Units (or, following the separate trading of the Public Shares and the Public Warrants) on or prior to the initial Business Combination since such Forward Purchaser would be selling at market price, without knowledge of future pricing, so that not selling or redeeming and realizing the 8% discount to market price on its future purchase is actually a positive feature to such FPA Holder. Therefore, Management assumed that the likelihood of the FPA Holder to have a $10.00 purchase price is de minimis.

•	Management assumed a PIPE would be priced below $9.20 per share only 5% of the time and would be priced at $9.00 per share when it is priced below $9.20 per share.

The purchase of FPA Shares by Crescent Park and Carnegie Park as the Forward Purchasers pursuant to their respective FPAs is subject to their respective internal approval processes and the other closing conditions set forth in their respective FPAs. Since the decision whether or not to purchase the FPA Shares will be in the sole discretion of the Forward Purchasers, there can be no assurance that such purchases will be consummated.

Each of the Forward Purchasers has the right to transfer all or a portion of its rights and obligation to purchase the FPA Shares to one or more transferees who are affiliates of the Forward Purchaser, subject to compliance with applicable securities laws. Any such transferee will be subject to the same terms and conditions under the relevant FPA. The FPA Shares will be identical to the shares of Class A Common Stock underlying the Units sold in the IPO, except that they will be subject to certain registration rights and transfer restrictions. The funds from the sale of the FPAs will be used as part of the consideration to the sellers in the initial Business Combination and any excess funds will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and is intended to provide us with a minimum funding level for the initial Business Combination.

Critical Accounting Estimates

Forward Purchase Agreement Liability

We account for the 3,000,000 FPA Shares issued pursuant to the FPAs in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA Shares do not meet the criteria for equity treatment thereunder, each FPA Share must be recorded as a liability. Accordingly, we classify each FPA Share as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA liability will be adjusted to fair value, with the change in fair value recognized in the statement of operations.

Common Stock Subject to Possible Redemption

All of the 11,500,000 Common Stock sold as part of the Units in the IPO contain a redemption feature that allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Common Stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A Common Stock have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Share of Common Stock

Net loss per Share of Common Stock is computed by dividing net loss by the weighted average number of Common Stock outstanding during the period. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

To the knowledge of our Management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property

Item 1A.	Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) our Annual Reports on Form 10-K for the fiscal years ended December 31, 2021 and December 31, 2022, as filed with the SEC on April 1, 2022 and March 31, 2023, respectively, (iii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023, as filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022 and May 15, 2023, respectively; and (iv) our Definitive Proxy Statement, as filed with SEC on October 16, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Flybondi and the Flybondi Business Combination, please see the Flybondi Registration Statement.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” were issued.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 31, 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Stockholders would receive upon any redemption or our liquidation.

The funds in the Trust Account had, since our Initial Public Offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However on October 31, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a JPMorgan Chase Bank, N.A., until the earlier of the consummation of our initial Business Combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit account could reduce the dollar amount our Public Stockholders would receive upon any redemption or our liquidation.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We have received the First Nasdaq Notice and the Second Nasdaq Notice. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On June 28, 2023, we received the First Nasdaq Notice from the Staff notifying us that for the prior 30 consecutive business days, our MVLS was below the minimum of $50 million required for continued listing on Nasdaq pursuant to the Market Value Standard. This notification had no immediate effect on the listing or trading of the our securities on Nasdaq and the Class A Common Stock, warrants and Units continue to trade under the symbols “INTE,” “INTEW” and “INTEU,” respectively.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until December 26, to regain compliance with the Market Value Standard. The First Nasdaq Notice states that to regain compliance, our MVLS must close at $50 million or more for a minimum of ten consecutive business days during the Nasdaq Compliance Period, at which time, Nasdaq will provide written notification that we have achieved compliance under the Market Value Standard and the matter will be closed.

We have been monitoring and intend to continue to actively monitor our MVLS and are continuing to evaluate available options to regain compliance with the Market Value Standard. However, there can be no assurance that we will be able to regain compliance under the Market Value Standard or will otherwise be in compliance with other Nasdaq listing criteria.

In the event we do not regain compliance with the Market Value Standard within the Nasdaq Compliance Period, we will receive written notification that our securities are subject to delisting from Nasdaq. At such time, we will have the opportunity to appeal the delisting decision in front of a Nasdaq Hearings Panel.

On October 24, 2023, we received the Second Nasdaq Notice from the Staff indicating that we are not in compliance with the Minimum Total Holders Rule, which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the Second Nasdaq Notice states that we have 45 calendar days, or until December 8, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.

If we are unable to regain compliance by that date, we intend to submit a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Second Nasdaq Notice to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the fiscal quarter covered by the Report. However, on November 3, 2023, we issued an aggregate of 2,824,999 shares of Class A Common Stock to the Sponsor, upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor in the Founder Share Conversion. For more information on the Founder Share Conversion, see the disclosure under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Part 1. Financial Information” of this Report.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

On October 31, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2023, we held the Second Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 1,831,599 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share, for an aggregate redemption amount of $19,763,618.

There were no such repurchases of our equity securities by us or an affiliate during the fiscal quarter covered by the Report.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated October 19, 2023, by and among the Company, Flybondi, FP Parent and Merger Sub. + (1)

3.1	Second Amendment to Amended and Restated Certificate of Incorporation. (2)

10.1	Sponsor Support Agreement, dated October 19, 2023, by and among, the Company, the Sponsor and Flybondi.(1)

10.2	Form of Lock-Up Agreement. (1)

10.3	Form of Registration Rights Agreement. (1)

10.4	Promissory Note issued to Integral Sponsor LLC. (2)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

+

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or 601(b)(2), as applicable. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL ACQUISITION CORPORATION 1

Dated: November 21, 2023	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 21, 2023	/s/ Oliver Matlock
	Name:	Oliver Matlock
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)