Form 10-K
period 2023-12-31
Integral Acquisition Corp 1
filed 2024-04-12
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue New York, New York	10065
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
209-6132
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	INTEU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	INTE	The Nasdaq Stock Market LLC
Warrants, each exercisable for one shares of Class A Common Stock for $11.50 per share	INTEW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
(as defined in Rule
12b-2
of the Act). Yes ☒ No ☐
The aggregate market
value
of the outstanding shares of the registrant’s Class A Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC was $31,814,380.50.
As of April 1
1
, 2024, there were
 4,073,341 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial Business Combination, including the Flybondi Business Combination (as defined below);

•	our expectations around the performance of the prospective target business or businesses, such as Flybondi (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

•

the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Initial Stockholders (as defined below);

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	the ability of our officers and directors to generate additional potential acquisition opportunities, if needed;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•

the impact on the amount held in the Trust Account, our capitalization, principal stockholders and other impacts on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on April 1, 2022;

•	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;

•	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

•	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

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

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASC 260” are to FASB ASC Topic 260, “Earnings Per Share”;

•	“ASC 405” are to FASB ASC Topic 405, “Liabilities”;

•	“ASC 480” are to FASB ASC Topic 480, “Distinguishing Liabilities from Equity”;

•	“ASC 740” are to FASB ASC Topic 740, “Income Taxes”;

•	“ASC 815” are to FASB ASC Topic 815, “Derivatives and Hedging”;

•	“ASC 820” are to FASB ASC Topic 820, “Fair Value Measurements and Disclosures”;

•	“ASU” are to the FASB Accounting Standards Update;

•	“ASU 2014-15” are to the FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”;

•

“ASU 2020-06” are to “FASB ASU Topic 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”;

•	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

•	“Board of Directors” or “Board” are to our board of directors;

•	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses;

•	“Carnegie Park” are to Carnegie Park Capital, LLC (and/or its affiliates);

•	“Charter Amendment Proposals” are to the Founder Share Amendment Proposal (as defined below) and the Second Extension Amendment Proposal (as defined below);

•	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

•	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

•	“Cohen & Company” are to Cohen & Company Capital Markets, a division of J.V.B. (as defined below);

•

“Combination Period” are to the 36-month period, from the closing of the Initial Public Offering to November 5, 2024 (or such earlier date as determined by the Board) as extended by the Second Extension (as defined below), that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

•	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;

•	“Company,” “our Company,” “we” or “us” are to Integral Acquisition Corporation 1, a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

•

“Crescent Park” are to Crescent Park Management, L.P. as the investment advisor to Crescent Park Master Fund, L.P., Crescent Park FOF Partners, L.P. and Crescent Park Global Equity Master Fund, L.P. (and/or their affiliates);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“Excise Tax” are to the U.S. federal 1% Excise Tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

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

•

“Flybondi Business Combination Agreement” are to the Business Combination Agreement, dated as of October 19, 2023, by and among us, Flybondi, FB Parent, Merger Sub (as defined below) and the Sellers (as defined below);

•

“Flybondi Registration Statement” are to the Registration Statement on Form F-4, which will include a proxy statement/prospectus prepared by us, Flybondi and FB Parent, to be filed by FP Parent with the SEC in connection with the Flybondi Business Combination;

•

“First Extension” are to the extension of the date by which we must consummate our initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board), as approved by the stockholders at the First Special Meeting (as defined below);

•

“First Extension Amendment Proposal” are to a proposal at the First Special Meeting to approve an amendment to the Amended and Restated Charter to extend the date by which we must consummate our initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board);

•	“First Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $630,000 issued on May 8, 2023 to the Sponsor in connection with the First Extension;

•	“First Nasdaq Notice” are to the deficiency notice from Nasdaq (as defined below) received by us on June 28, 2023;

•	“First Special Meeting” are to the special meeting of our stockholders held on May 3, 2023;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•	“Forward Purchase Shares” are to the shares of Class A Common Stock that were to be issued pursuant to the FPAs (as defined below);

•

“Founder Share Conversion” are to the 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) issued on November 3, 2023, following the approval of the Founder Share Amendment Proposal by our stockholders at the Second Special Meeting (as defined below), upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor and such Anchor Investor as Founder Shares;

•

“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor in the Private Placement (as defined below) and the shares of Class A Common Stock that (i) will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares” (as defined below)) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock;

•

“Founder Share Amendment Proposal” are to a proposal at the Second Special Meeting to approve an amendment to the Amended and Restated Charter to grant a holder of shares of Class B Common Stock the right to convert such shares into shares of Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination;

•	“FPA” are to each of the forward purchase agreements we entered into with Carnegie Park and Crescent Park, which were terminated by the FPA Termination Agreement (as defined below);

•

“FPA Termination Agreement” are to the agreements we entered into with Carnegie Park and Crescent Park into on December 8, 2023 and December 12, 2023, respectively, to mutually terminate and cancel the FPAs;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 5, 2021;

•	“Initial Stockholders” are to holders of our Founder Shares prior to our Initial Public Offering;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 16, 2021;

•	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 14, 2021, as amended, and declared effective on November 2, 2021 (File No. 333-257058);

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•

“Joining Sellers” are to other holders of Flybondi’s outstanding shares and/or options that join the Flybondi Business Combination Agreement by delivering a Seller Joinder (as defined below) after the date of the Flybondi Business Combination Agreement;

•	J.V.B.” are to J.V.B. Financial Group, one of our Anchor Investors;

•	“Letter Agreement” are to the letter agreement, dated on November 2, 2021, we entered with our Sponsor, officers and directors;

•	“Management” or our “Management Team” are to our executive officers and directors;

•	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

•	“Market Value Standard” are to Nasdaq Listing Rule 5450(b)(2)(A);

•	“Merger Sub” are to Gaucho MS, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of FB Parent;

•	“Minimum Total Holders Rule” are to Nasdaq Listing Rule 5450(a)(2);

•	“MVLS” are to the Market Value of Listing Securities;

•	“Nasdaq” are to the Nasdaq Stock Market LLC;

•	“Nasdaq Compliance Period” are to the 180 calendar days we had to regain compliance with the Market Value Standard pursuant to the First Nasdaq Notice;

•	“Nasdaq Staff” are to the Listing Qualifications Department of Nasdaq;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

•	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

v

•

“Public Shares” are to the shares of Class A Common Stock sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

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

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 2, 2021, which we entered into with the Sponsor and the holders party thereto;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•

“Second Extension” are to the extension of the date by which we must consummate our initial Business Combination from November 3, 2023 to November 5, 2024 (or such earlier date as determined by the Board of Directors), as approved by our stockholders at the Second Special Meeting;

•

“Second Extension Amendment Proposal” are to a proposal at the Second Special Meeting to approve an amendment to the Amended and Restated Charter to extend the date by which we must consummate its initial Business Combination from November 3, 2023 to November 5, 2024 (or such earlier date as determined by the Board);

•

“Second Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $359,503 issued on November 8, 2023 to the Sponsor in connection with the Second Extension;

•	“Second Nasdaq Notice” are to the deficiency notice from Nasdaq received by us on October 24, 2023;

•	“Second Special Meeting” are to the special meeting in lieu of an annual meeting of our stockholders held on November 2, 2023;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Seller Joinder” are to a joinder agreement executed by a Joining Seller and delivered to us, FB Parent and Flybondi after the date of the Flybondi Business Combination Agreement;

•	“Sellers” are to the Joining Sellers and the Signing Sellers;

•	“Services Agreement” are to the Services Agreement, dated November 2, 2021, we entered into with our Sponsor;

•	“Signing Sellers” are to certain holders of Flybondi’s outstanding shares that have executed the Flybondi Business Combination Agreement on October 19, 2023;

•	“SPACs” are to special purpose acquisition companies;

•	“Sponsor” are to Integral Sponsor LLC, a Delaware limited liability company;

•	“Treasury” are to the U.S. Department of the Treasury;

•

“Trust Account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

•	“Trust Agreement” are to the Investment Management Trust Agreement, dated November 2, 2021, which we entered into with Continental, as trustee of the Trust Account;

•	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

•	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

•	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

•

“WCL Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $1,500,000 issued on July 10, 2023 to the Sponsor in connection with the Working Capital Loans (as defined below); and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain of our directors and officers may, but are not obligated to, loan us.

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

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On November 5, 2021, we consummated our Initial Public Offering of 11,500,000 Units. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $115,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 4,950,000 Private Placement Warrants to our Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,950,000.

A total of $116,725,000, comprised of $113,000,000 of the proceeds from the Initial Public Offering and a portion of the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Enrique Klix, our Chief Executive Officer, and Oliver Matlock, our Chief Financial Officer, who have many years of experience in identifying and understanding the key fundamental theses of the businesses operating in our targeted geography and sector. We must complete our initial Business Combination by November 5, 2024, 36 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

The Flybondi Business Combination Agreement

On October 19, 2023, we entered into the Flybondi Business Combination Agreement, with Flybondi, FB Parent, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.

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

Structure of the Proposed Business Combination

The Flybondi Business Combination Agreement provides for, among other things, the following transactions: (i) FB Parent will acquire the shares of Flybondi (the “Flybondi Shares”) held by the Sellers in exchange for the issuance by FB Parent of new ordinary shares of FB Parent (the “Share Exchange”), and (ii) we will merge with and into Merger Sub (the “Merger”), with us continuing as the surviving entity and as a wholly-owned subsidiary of FB Parent, and each of our issued and outstanding securities immediately prior to the Merger will be cancelled and converted into the right of the holder thereof to receive a substantially equivalent security of FB Parent.

In connection with the closing of the Business Combination (the “Closing”), (i) FB Parent and certain holders of FB Parent securities upon the Closing, including the Sponsor, certain of our directors and executive officers and certain Sellers will enter into a lock-up agreement (the “Lock-Up Agreement”) with respect to certain equity or equity-linked securities of FB Parent as set forth in the Lock-Up Agreement (the “Lock-Up Securities”), and (ii) FB Parent and certain holders of FB Parent securities upon the Closing, including the Sponsor and certain Sellers, will enter into a registration rights agreement (the “Flybondi Registration Rights Agreement”) with respect to certain equity or equity-linked securities of FB Parent as set forth in the Flybondi Registration Rights Agreement (the “Covered Securities”), in each case as further described below.

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

At the effective time of the Merger, each issued and outstanding share of our Common Stock will be automatically converted into and exchanged for one FB Parent ordinary share, and each of our issued and outstanding Warrants will be automatically converted into and become one FB Parent warrant to purchase FB Parent ordinary shares.

Flybondi Registration Statement and Flybondi Stockholder Meeting

We, FB Parent and Flybondi will prepare and FB Parent will file with the SEC the Flybondi Registration Statement in connection with the registration under the Securities Act of certain securities to be issued by FB Parent pursuant to the proposed Business Combination, which will include a proxy statement/prospectus that will constitute (i) a prospectus relating to the offer of such FB Parent securities and (ii) a proxy statement to be distributed to our stockholders in connection with the solicitation of proxies for the vote at a special meeting of our stockholders (the “Flybondi Special Meeting”) to be held to approve the proposed Flybondi Business Combination and other matters as described in the Flybondi Registration Statement, and in connection with the approval thereof, to provide our Public Stockholders with the opportunity to redeem their Public Shares in accordance with the redemption rights set forth in our Amended and Restated Charter.

Representations, Warranties and Covenants

The Flybondi Business Combination Agreement contains customary representations and warranties of our Company, Flybondi, FB Parent, Merger Sub and the Signing Sellers relating to, among other things, their ability to enter into the Flybondi Business Combination Agreement and their outstanding capitalization. The Flybondi Business Combination Agreement also contains certain customary covenants by each of our Company and Flybondi during the period between the execution of the Flybondi Business Combination Agreement and the earlier of the Closing or the termination of the Flybondi Business Combination Agreement in accordance with its terms, including, among other things, (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business consistent with past practice; (3) timely filing of our public filings; (4) no insider trading; (5) notifications of certain breaches, consent requirements or other matters; (6) efforts to consummate the Closing, obtain third party and regulatory approvals and satisfy other conditions to Closing; (7) tax matters; (8) further assurances, (9) “no shop” obligations and (10) confidentiality.

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

The parties also agreed to take all reasonably necessary action so that, effective at the Closing, the board of directors of FB Parent (the “Post-Closing Board”) will consist of seven individuals, a number of whom shall be independent directors in accordance with the requirements of Nasdaq. Six of the members of the Post-Closing Board will be designated by a majority in interest of the Sellers and one will be designated by the Sponsor. The Flybondi Business Combination Agreement further provides that, unless otherwise agreed by Flybondi, the officers of Flybondi as of immediately prior to the Closing will serve as the initial officers of FB Parent upon the Closing.

Flybondi agreed that, in connection with our Excise Tax liability as of December 31, 2023 in the amount of $900,000, Flybondi and/or Cartesian Capital Group, LLC (“Cartesian” and, together with Flybondi, the “Cartesian Escrow Parties”) shall fund an aggregate amount of $900,000 (the “Escrow Amount”) into escrow on or before December 15, 2023, pursuant to the terms of an escrow agreement (the “Escrow Agreement”).

The Escrow Agreement provides that the Escrow Amount shall be released to us on April 26, 2024 solely for the purpose of paying our Excise Tax liability and that if, after funding of the Escrow Amount but before the Agreement End Date (as defined below), (i) we provide a termination notice to Flybondi under the Flybondi Business Combination Agreement other than with respect to a termination pursuant to Flybondi’s uncured material breach of the Flybondi Business Combination Agreement, (ii) we initiate our liquidation or publicly announce our intention to liquidate, or (iii) we cease to undertake commercially reasonable efforts to reach the Closing in breach of the Flybondi Business Combination Agreement, then (x) if prior to the release of the Escrow Amount to us, the escrow agent shall release the Escrow Amount to the Cartesian Escrow Parties, and (y) if after the release of the Escrow Amount to us, we shall pay to the Cartesian Escrow Parties an amount in cash equal to the Escrow Amount.

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

Conditions to Closing

Mutual Conditions

The obligations of each party to consummate the proposed Flybondi Business Combination are subject to the satisfaction or waiver of the following conditions:

i.

the approval of our stockholders, by the applicable vote of the holders of the outstanding shares of our Common Stock, of the proposals contained in the Flybondi Business Combination Agreement in accordance with the Amended and Restated Charter (collectively, the “Company’s Stockholders’ Approval”) will have been obtained;

ii.

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

iii.

the Flybondi Registration Statement will have become effective under the Securities Act and no stop order suspending the effectiveness of the Flybondi Registration Statement will have been issued and no proceedings for that purpose will have been initiated or threatened by the SEC and not withdrawn;

iv.

no Governmental Authority will have enacted, issued, promulgated, enforced or entered any Law (whether temporary, preliminary or permanent) or Governmental Order that is then in effect and which has the effect of making the proposed Flybondi Business Combination illegal or which otherwise prevents or prohibits consummation of the proposed Flybondi Business Combination; and

v.

FB Parent’s initial listing application with Nasdaq in connection with the proposed Business Combination will have been approved and the FB Parent ordinary shares (including, for the avoidance of doubt, the FB Parent ordinary shares to be issued pursuant to the proposed Business Combination ) will have been approved for listing on Nasdaq.

Our Conditions

Our obligations to consummate the proposed Flybondi Business Combination are subject to the satisfaction or waiver of the following additional conditions:

i.

Each of the representations and warranties of Flybondi, FP Parent and Merger Sub being true and correct on and as of the Closing Date as if made on the Closing Date (subject to certain exceptions and an overall “Material Adverse Effect” standard);

ii.	each of the covenants of Flybondi and the Sellers to be performed as of or prior to the Closing will have been performed in all material respects;

iii.	there has not been any event that has had, or would reasonably be expected to have, individually or in the aggregate, a Company Material Adverse Effect and be continuing;

iv.

FB Parent having received from the Sellers copies of executed stock transfer forms in respect of Flybondi Shares representing at least 88.5% (as rounded to one decimal place) of the issued and outstanding Flybondi Shares, in a form reasonably acceptable to us;

v.	Flybondi having delivered a copy of Flybondi’s effective Air Operator Certificate; and

vi.	Flybondi having delivered certain certificates and documents as required pursuant to the Flybondi Business Combination Agreement.

Flybondi and Seller Conditions

The obligations of Flybondi and the Sellers to consummate the proposed Flybondi Business Combination are subject to the satisfaction or waiver of the following additional conditions:

i.

each of our representations and warranties contained in the Flybondi Business Combination Agreement being true and correct on and as of the Closing Date as if made on the Closing Date (subject to certain exceptions and an overall “ Material Adverse Effect” standard);

ii.

each of our covenants to be performed as of or prior to the Closing will have been performed in all material respects, unless failure to so perform would not reasonably be expected to have a Company Material Adverse Effect;

iii.	there has not been any Event that has had, or would reasonably be expected to have, individually or in the aggregate, a SPAC Material Adverse Effect, and be continuing; and

iv.	our delivery of certain certificates and documents as required pursuant to the Flybondi Business Combination Agreement.

Closing

In accordance with the terms and conditions of the Flybondi Business Combination Agreement, on the Closing Date, the Share Exchange will be consummated and, on the Business Day immediately following the completion of the Share Exchange, the parties will cause the Merger to be consummated by filing a certificate of merger with the Secretary of State of the State of Delaware.

Termination

The Flybondi Business Combination Agreement may be terminated and the proposed Flybondi Business Combination may be abandoned at any time prior to the Closing, as applicable, notwithstanding any requisite approval and adoption of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination by our stockholders or the shareholders of Flybondi, as follows:

i.	by mutual written consent of Flybondi and our Company;

ii.

by written notice from Flybondi or us to the other if any Governmental Authority will have enacted, issued, promulgated, enforced or entered any Governmental Order or other Law that has become final and non-appealable and has the effect of making consummation of the proposed Flybondi Business Combination illegal or otherwise preventing or prohibiting consummation of the proposed Flybondi Business Combination;

iii.

by written notice from Flybondi or us to such other party if the Company’s Stockholders’ Approval will not have been obtained by reason of the failure to obtain the required vote at the Flybondi Special Meeting duly convened therefor or at any adjournment or postponement thereof, subject to exceptions and conditions as described in the Flybondi Business Combination Agreement;

iv.	by written notice from Flybondi, if the Second Extension is not effected and we must liquidate in accordance with our Governing Documents;

v.

prior to the Closing, by written notice to Flybondi from us if there is an uncured breach of any representation, warranty, covenant or agreement on the part of Flybondi, the Sellers, FB Parent or Merger Sub that would cause the related closing condition to not be satisfied, or the Closing has not occurred on or before November 1, 2024 (the “Agreement End Date”), subject to exceptions and conditions as described in the Flybondi Business Combination Agreement;

vi.

prior to the Closing, by written notice to us from Flybondi if there is an uncured breach of any representation, warranty, covenant or agreement on our part that would cause the related closing condition to not be satisfied, or the Closing has not occurred on or before the Agreement End Date, subject to exceptions and conditions as described in the Flybondi Business Combination Agreement;

vii.

on September 15, 2024, automatically (and without notice by Flybondi or us), if by such date, Flybondi has not delivered the applicable audited financial statements pursuant to Flybondi Business Combination Agreement;

viii.

by written notice to us from Flybondi, following our Board of Directors’ withdrawal, amendment, qualification or modification of its recommendation to our stockholders that they vote in favor of our Transaction Proposals; and

ix.	by written notice to Flybondi from us, if the Cartesian Escrow Parties do not fund the Escrow Account on or prior to December 15, 2023.

If the Flybondi Business Combination Agreement is terminated by us pursuant to clauses (ii), (iii), (v), or (ix) above, or is automatically terminated pursuant to clause (vii) above and within a 12-month period of termination Flybondi enters into a letter of intent, memorandum of understanding or similar agreement, including a definitive agreement, in connection with a merger, acquisition, or similar transaction with a third party, as defined more fully in the Flybondi Business Combination Agreement (a “Competing Transaction”), or Flybondi consummates a Competing Transaction, within thirty (30) days, Flybondi shall pay us $9,000,000 (the “Break Fee”) by wire transfer of immediately available funds. The Break Fee will be in lieu of any other money damages or another remedy at law available to us or Sponsor and shall supersede any claims by our Company or Sponsor related to the Excise Tax Liability.

If the Business Combination Agreement is terminated by Flybondi pursuant to clauses (ii), (iii), (iv), (vi), or (viii) above or is automatically terminated pursuant to clause (vii) above and within a 12-month period of termination, we enter into a letter of intent, memorandum of understanding or similar agreement, including a definitive agreement, in connection with a Competing Transaction, or we consummate a Competing Transaction, within thirty (30) days, we shall pay Flybondi the Break Fee by wire transfer of immediately available funds.

Except as otherwise provided above, if the Flybondi Business Combination Agreement is terminated, it will become void and of no effect, without liability on the part of any party, other than the liability of Flybondi or us, as the case may be, for pre-termination fraud or willful and material breach thereof (except that certain obligations related to public announcements, confidentiality, fees and expenses, termination, waiver of claims against the trust, and certain general provisions will continue in effect).

Trust Account Waiver

Flybondi and the Sellers agreed that they would not have, and have irrevocably waived, any claim of any kind in or to any monies in the Trust Account held for our Public Stockholders.

Ancillary Agreements

Sponsor Support Agreement

Concurrently with the execution and delivery of the Flybondi Business Combination Agreement, we, Flybondi, and the Sponsor executed an agreement (the “Flybondi Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (i) vote the shares of our Common Stock held by it in favor of the Flybondi Business Combination Agreement and each of the Transaction Proposals, (ii) not transfer any shares of our Common Stock held by it between the date of the Flybondi Business Combination Agreement and the Closing, subject to certain exceptions, (iii) not redeem any shares of the Common Stock held by it in connection with the Proposed Business Combination and waive its redemption rights, and (iv) at Closing, transfer, directly or constructively (including pursuant to a forfeiture and reissuance), 500,000 Founder Shares and 1,650,000 Founder Warrants (as defined in the Flybondi Sponsor Support Agreement, to or as directed by Flybondi, (v) in the event of our non-compliance of certain of its obligations to refund the Escrow Amount to the Cartesian Escrow Parties in connection with the Escrow Agreement, offer the Cartesian Escrow Parties the option to purchase 1,581,250 Founder Shares for $1.00, in each case, on the terms and subject to the conditions set forth in the Flybondi Sponsor Support Agreement, (vi) as promptly as practicable after the Second Extension (and in any case, within ten (10) Business Days of the date thereof), convert substantially all of the shares of our Class B Common Stock issued and outstanding for a number of validly issued, fully paid and nonassessable shares of our Class A Common Stock and (vii) immediately prior to the Closing, convert all bona fide cash loan amounts due from us to the Sponsor into Warrants at a value of $1.00 per warrant.

The foregoing description of the Flybondi Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Flybondi Sponsor Support Agreement, a copy of which is filed as Exhibit 10.14 hereto and incorporated by reference herein.

Lock-Up Agreement

In connection with the Closing, FB Parent and certain holders of FB Parent securities upon the Closing, including the Sponsor, our certain directors and executive officers, and certain Sellers will enter into the Lock-Up Agreement, pursuant to which, among other things, each of such holders will agree to not effect any sale or distribution of certain Lock-Up Securities, subject to certain customary exceptions set forth in the Lock-Up Agreement, until the earliest of:

(i)	with respect to 15% of the Lock-Up Securities, on the date that is the earlier of six months following the Closing and such date on which FB Parent completes a liquidation event;

(ii)	(with respect to 25% of the Lock-Up Securities, on the date that is the earlier of nine months following the Closing and such date on which FB Parent completes a liquidation event; and

(iii)

with respect to 25% of the Lock-Up Securities, on the date that is the earlier of the first anniversary of the Closing and such date on which FB Parent completes a liquidation event. For the avoidance of doubt, 35% of the Lock-Up Securities shall not be subject to the lock-up period.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, a copy of which is included as Exhibit 10.15 hereto and incorporated by reference herein.

Registration Rights Agreement

In connection with the Closing, FB Parent and certain holders of FB Parent securities upon the Closing will enter into the Flybondi Registration Rights Agreement, pursuant to which, among other things, FB Parent will agree to provide such holders with customary demand and piggyback registration rights with respect to the Covered Securities.

The foregoing description of the Flybondi Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Flybondi Registration Rights Agreement, a copy of which is included as Exhibit 10.16 hereto and incorporated by reference herein.

Extension of our Combination Period

On May 3, 2023, we held the First Special Meeting. At the First Special Meeting, our stockholders approved the First Extension Amendment Proposal, which extended the date we had to consummate an initial Business Combination from May 5, 2023 to November 3, 2023. In connection with the vote to approve the First Extension Amendment Proposal, stockholders holding 8,470,059 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the Trust Account to pay such redeeming stockholders.

On November 2, 2023, we held the Second Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. Following approval of the Second Extension Amendment Proposal, our Combination Period was extended from November 3, 2023 to November 5, 2024. In connection with the vote to approve the Charter Amendment Proposals, the holders of 1,831,599 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $19,763,618 (approximately $10.79 per share) was removed from the Trust Account to pay such redeeming stockholders.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Capital Market. Our Sponsor may also explore transactions under which it would sell its interest in our Company to another management team.

Founder Share Conversion

Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion and the redemptions in connection with the approval of the Charter Amendment Proposals, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As the result, our Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.

Business Strategy

Our strategy is to identify and complete a Business Combination with a company with a presence in Australia and/or New Zealand with scalable technology and operations, a proven business model, and an established management team that is potentially looking to expand. The accelerated adoption of digital services and investment in technology infrastructure by consumers and enterprises is driving organizations to fortify their operations in an increasingly distributed environment. We believe many of these technology-oriented businesses could benefit from additional management experience to accelerate revenue growth, improve their operations, expand margins, and optimize their capital allocation decision-making process. These opportunities include, but are not limited to, businesses operating in industry sectors like artificial intelligence, cybersecurity, data analytics, Internet of Things, quantum computing, and software-as-a-service, as well as technology-oriented companies seeking to improve and/or automate the delivery and use of services and/or products in the agricultural, renewable energy sources, education, finance, governmental, human resources, legal and compliance, property, and waste management and recycling sectors. We also examine any sector cross-over with food, hardware, marketplaces, media, mining services, and telecommunications companies that engage in similarly progressive, exciting technologies, and new business models. We believe that companies operating in these areas have characteristics which make them attractive investments, including their underlying market size and growth dynamics.

Our Business Combination selection process leverages our Management Team’s broad and deep network of relationships, differentiated industry knowledge, prolific acquisition experience, and deal-sourcing capabilities to access a wide spectrum of opportunities. Our Management Team members have developed this network over the past several decades while serving in executive roles at successful organizations. We believe that our Management Team will identify a Business Combination that will benefit from our experience, including:

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

Mr. Klix, Mr. Cotton, Mr. Hutton, Mr. Javeri, and Ms. Thornton leverage their global network of relationships, deal sourcing capabilities and differentiated industry experience to access a wide range of proprietary opportunities and continue the process of pursuing and reviewing potential Business Combination.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, such as Flybondi. We use these criteria and guidelines in evaluating potential Business Combination opportunities, but we may decide to enter into our initial Business Combination with a target business that meets some but not all of these criteria and guidelines. We intend to conduct a Business Combination with a company that we believe:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our Management Team may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that meets some, but not all of the above criteria and guidelines, we will disclose that the target business meets some, but not all of the above criteria in our stockholder communications related to our initial Business Combination, which, as discussed in the IPO Registration Statement, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC, such as the Flybondi Registration Statement.

In addition to any potential business candidates we identify on our own, other target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, venture capital funds, and large business enterprises seeking to divest non-core assets or divisions.

Acquisition Process

In evaluating a prospective target business, such as Flybondi, we conduct an extensive due diligence review, which encompasses, as applicable and among other things, meetings with members of the target’s management and other employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We have called and will continue to call upon Mr. Klix, Mr. Cotton, Mr. Hutton, Mr. Javeri, and Ms. Thornton’s own experience, as well as their network of relationships with chief executive officers, board members, members of executive management teams, and entrepreneurs to provide specialized insights into their areas of expertise as well as leverage their operational and capital planning experience.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. While Flybondi is not affiliated with our Sponsor, executive officers or directors, in the event we do not consummate the Flybondi Business Combination and we seek to complete an initial Business Combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial Business Combination is fair to us from a financial point of view.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officers or directors are or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. Our Amended and Restated Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as our director or officer and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

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

Initial Business Combination

Nasdaq rules require that we must complete one or more Business Combination having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the and taxes payable on the interest earned on the Trust Account). We refer to this as the 80% of net assets test. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target Management Team or stockholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Flybondi was substantially in excess of 80% of the funds in the Trust Accountant and that the 80% of net assets test was therefore satisfied.

Financial Position

With funds in the Trust Account as of December 31, 2023 of approximately $12,956,224 (after payment of any taxes paid or payable) available for a Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a mixture of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

See “Flybondi Business Combination” above for more information on the equity and financing arrangements in connection with the Flybondi Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combination with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Flybondi, when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the Flybondi Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, Business Combination, including the Flybondi Business Combination in which Enrique Klix may serve as a director of FB Parent post-Closing, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our stockholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

Other than Enrique Klix or another individual to be appointed by the Sponsor to serve as a director, we cannot assure our stockholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our stockholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Charter. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case with the Flybondi Business Combination as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial Business Combination we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with our Company	No
Merger of target into a subsidiary of our Company	No
Merger of our Company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial Business Combination if, for example:

•	We issue shares of Common Stock that will be equal to or in excess of 20% of the number of our shares of Common Stock then outstanding (other than in a public offering);

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

See “Flybondi Business Combination” above for more information on the requisite approvals in connection with the Flybondi Business Combination.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, Initial Stockholders, directors, executive officers, advisors, or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares our Initial Stockholders, directors, officers, advisors, or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, Initial Stockholders, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their Public Shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of Public Shares could be to (i) vote such Public Shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Common Stock or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, Initial Stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom they may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such stockholder has already submitted a proxy with respect to our initial Business Combination but only if such Public Shares have not already been voted at the stockholder meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which Public Stockholders to purchase Public Shares from based on a negotiated price and number of Public Shares and any other factors that they may deem relevant, and will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2023, the amount in the Trust Account available for redemption was approximately $10.81 per Public Shares (before taxes paid or payable). Our Initial Stockholders, Sponsor, officers, and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

See “Flybondi Business Combination” above for more information on redemptions in connection with the Flybondi Business Combination.

Limitations on Redemptions

Our Amended and Restated Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares in connection with such initial Business Combination, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances, or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements we may enter into following consummation of our Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding Common Stock or seek to amend our Amended and Restated Charter would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our Public Stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above will be contained in provisions of our Amended and Restated Charter and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon.

If we provide our Public Stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of our outstanding capital stock representing a majority of the voting power of all outstanding shares of our capital stock entitled to vote at such meeting. Our Initial Stockholders will count towards this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result of the redemptions in connection with the First Special Meeting and Second Special Meeting and the number of outstanding Founder Shares held by our Sponsor, unless otherwise required under applicable law, we will not require the vote of the holders of any of the Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, as the Founder Shares now constitute more than a majority of the total outstanding shares of Common Stock. This quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our initial Business Combination. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Stockholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If Public Stockholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial Business Combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a Public Stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Stockholders who elected to redeem their Public Shares.

Our Amended and Restated Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares in connection with such initial Business Combination, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances, or other indebtedness in connection with our initial Business Combination, including pursuant to FPAs or backstop arrangements we may enter into following consummation of our Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent (the “Excess Shares”). We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management Team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our Management Team at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial Business Combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a Public Stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements. Accordingly, a Public Stockholder would have up to two business days prior to the vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Stockholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Stockholders who elected to redeem their Public Shares.

If our initial proposed initial Business Combination is not completed, we may continue to try to complete an initial Business Combination with a different target by November 5, 2024, the last day of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we will have only 36 months from the closing of our Initial Public Offering, or November 5, 2024, to complete our initial Business Combination. If we are unable to complete our initial Business Combination by the end of this Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Initial Stockholders, Sponsor, officers, and directors have entered into a Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination by the end of the Combination Period. However, if our Initial Stockholders, Sponsor, or Management Team acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted 36-month Combination Period.

Our Initial Stockholders, Sponsor, officers and directors have agreed, pursuant to the Letter Agreement with us, that they will not propose any amendment to our Amended and Restated Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time.

If we do not consummate our initial Business Combination by the deadline set forth in our Amended and Restated Charter, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $75,891 of proceeds held outside the Trust Account as of December 31, 2023, although we cannot assure our stockholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.81 (before (i) taxes paid or payable and (ii) potential dissolution expenses of up to $100,000) as of December 31, 2023. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Stockholders. We cannot assure our stockholders that the actual per-share redemption amount received by stockholders will not be substantially less than $10.81 (before (i) taxes paid or payable and (ii) potential dissolution expenses of up to $100,000) as of December 31, 2023. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure our stockholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than Marcum, our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management Team will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. The underwriters of our Initial Public Offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable; provided, that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure our stockholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.15 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our stockholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure our stockholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per share.

We have sought and will continue to seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we have access to up to $75,891 in funds held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in the Underwriting Agreement, dated November 2, 2021, we entered into with Wells Fargo Securities, LLC in connection with our Initial Public Offering, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.15 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our stockholders we will be able to return $10.15 per share to our Public Stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some, or all amounts received by our stockholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our stockholders that claims will not be brought against us for these reasons.

Our Public Stockholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period, (ii) in connection with a stockholder vote to amend our Amended and Restated Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a stockholder vote.

Competition

In identifying, evaluating, and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combination directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two (2) executive officers: Enrique Klix and Oliver Matlock. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares, and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly, and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our stockholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

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

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

•	we are a blank check company and an early stage with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the Flybondi Business Combination, in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses, such as Flybondi may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the Flybondi Business Combination;

•

our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

•	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

•	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

•	Trust Account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;

•	our financial performance following a Business Combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

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

•

if we do not consummate Flybondi Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

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

•

we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Flybondi, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

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

•

the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Common Stock at such time is substantially less than $10.81 per share, which is the per share value of the Trust Account as of December 31, 2023 (before taxes paid or payable);

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Stockholders may receive only approximately $10.81 per share (before (i) taxes paid or payable and (ii) potential dissolution expenses of up to $100,000; as of December 31, 2023), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

•

we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

•

adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

•	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

•	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

•

military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

•

the Excise Tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

•	there is substantial doubt about our ability to continue as a “going concern”; and

•

we have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Capital Market.

If we seek to further extend the Combination Period, such extension would not be in compliance with Nasdaq rules, and unless Nasdaq were to grant us an exemption, will likely lead Nasdaq to suspend trading in or delist our securities.

Our securities are listed on the Nasdaq Capital Market. Nasdaq IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be November 4, 2024 (the “Nasdaq Deadline”). If we were to seek to further extend the Combination Period beyond November 4, 2024, our Combination Period would extend beyond the Nasdaq Deadline. Consequently, further extension of our Combination Period does not comply with Nasdaq rules. There is a risk that, even if an extension were approved by our stockholders, trading in our securities may be suspended and we may be subject to delisting by Nasdaq. We cannot assure you that (i) Nasdaq will not delist our securities in the event such an extension were approved and we do not complete one or more Business Combinations by the Nasdaq Deadline, (ii) we will be able to obtain a hearing with Nasdaq’s Hearings Panel to appeal the delisting determination, or (iii) our securities will not be suspended pending the Hearing Panel’s decision.

If Nasdaq delists any of our securities from trading and we are unable to list our securities on another national securities exchange, we expect our securities could potentially be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC‘s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in Treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, on October 31, 2023, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a JPMorgan Chase Bank, N.A.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A Common Stock or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.81 (before (i) taxes paid or payable and (ii) potential dissolution expenses of up to $100,000) per Public Share upon the liquidation of our Trust Account and our Warrants will expire worthless.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022, (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022, (v) Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 14, 2022, (vi) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 15, 2023, (vii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, as filed with the SEC on November 21, 2023, and (viii) Definitive Proxy Statement on Schedule 14A as filed with the SEC on October 20, 2023. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Flybondi and the Flybondi Business Combination, please see the Flybondi Registration Statement once filed.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2.	Properties.

Our executive offices are located at 667 Madison Avenue, 5th floor, New York, New York 10065 and 152 Elizabeth Street, Melbourne, Victoria, 3000, Australia, and our telephone number is (212) 209-6132. The cost for our use of this space is included in the $20,000 per month fee we pay to our Sponsor for office space, administrative and shared personnel support services, pursuant to the Services Agreement. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units, Public Shares and Public Warrants are each traded on the Nasdaq Capital Market under the symbols “INTEU”, “INTE”, and “INTEW”, respectively. Our Units commenced public trading on November 3, 2021 on the Nasdaq Global Market, and our Public Shares and Public Warrants commenced separate public trading on December 16, 2021 on the Nasdaq Global Market.

On June 28, 2023, we received the First Nasdaq Notice from the Nasdaq Staff notifying us that, for the prior 30 consecutive business days, our MVLS was below the minimum of $50 million required for continued listing on Nasdaq pursuant to the Market Value Standard. This notification had no immediate effect on the listing or trading of our securities on Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until December 26, 2023, to regain compliance with the Market Value Standard. The First Nasdaq Notice stated that to regain compliance, our MVLS must close at $50 million or more for a minimum of ten consecutive business days during the Nasdaq Compliance Period, at which time Nasdaq would provide written notification we had achieved compliance under the Market Value Standard and the matter would be closed.

On October 24, 2023, we received the Second Nasdaq Notice from the Nasdaq Staff indicating that we were not in compliance with the Minimum Total Holders Rule, which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no immediate effect on the listing or trading of our securities on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810I(2)(A)(i), the Second Nasdaq Notice stated that we had 45 calendar days, or until December 8, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.

On December 7, 2023, we applied to transfer our securities from the Nasdaq Global Market to the Nasdaq Capital Market. On December 18, 2023, we received a letter from the Nasdaq Staff approving our application to list our securities on the Nasdaq Capital Market. Our securities were transferred to the Nasdaq Capital Market at the opening of business on December 21, 2023. The First Nasdaq Notice and Second Nasdaq Notice are deemed to be resolved as a result of this transfer to the Nasdaq Capital Market.

(b) Holders

On April 11, 2023, there was one holder of record of our Units, three holders of record of shares of our Class A Common Stock, and two holders of record of our Warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. Following the Founder Share Conversion and the redemptions in connection with the approval of the Charter Amendment Proposals, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As the result, our Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.

(f) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On October 31, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the stockholders, as described elsewhere in this Report. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 3, 2023, we held the First Special Meeting. At the First Special Meeting, our stockholders approved the First Extension Amendment Proposal, which extended the date we had to consummate an initial Business Combination from May 5, 2023 to November 3, 2023. In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 8,470,059 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the Trust Account to pay such redeeming Public Stockholders.

On November 2, 2023, we held the Second Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. Following approval of the Second Extension Amendment Proposal, our Combination Period was extended from November 3, 2023 to November 5, 2024. In connection with the vote to approve the Charter Amendment Proposals, Public Stockholders holding 1,831,599 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $19,763,618 (approximately $10.79 per share) was removed from the Trust Account to pay such redeeming Public Stockholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2023	—	—	—	—
November 1 – November 30, 2023	1,831,599	$10.79	—	—
December 1 – December 31, 2023	—	—	—	—

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated on February 16, 2021 as a Delaware corporation and formed for the purpose of effecting a Business Combination.

Our Sponsor, Integral Sponsor, LLC, is a Delaware limited liability company. The IPO Registration Statement was declared effective on November 2, 2021. On November 5, 2021, we consummated our Initial Public Offering of 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 Units, at a purchase price of $10.00 per Unit.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 4,950,000 Private Placement Warrants (including 90,000 Private Placement Warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $4,950,000.

Upon the closing of the Initial Public Offering, Management agreed that an amount equal to at least $10.15 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement, would be held in the Trust Account with Continental acting as trustee, and would be initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct Treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Public Shares if we are unable to complete an initial Business Combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a stockholder vote to amend the Amended and Restated Charter to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we have not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Stockholders.

If we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board of Directors, liquidate and dissolve, subject, in each case, to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable laws.

Recent Developments

Flybondi Business Combination

On October 19, 2023, we entered into the Flybondi Business Combination Agreement, with Flybondi, FB Parent, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.

The Flybondi Business Combination Agreement provides for, among other things, the following transactions: (i) FB Parent will acquire the shares of Flybondi held by the Sellers in exchange for the issuance by FB Parent of new ordinary shares of FB Parent, and (ii) we will merge with and into Merger Sub, with us continuing as the surviving entity and as a wholly-owned subsidiary of FB Parent, and each of our issued and outstanding securities immediately prior to such merger will be cancelled and converted into the right of the holder thereof to receive a substantially equivalent security of FB Parent.

For a full description of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination, please see “Item 1. Business”.

Extension of our Combination Period

On May 3, 2023, we held the First Special Meeting. At the First Special Meeting, our stockholders approved the First Extension Amendment Proposal, which extended the date we had to consummate an initial Business Combination from May 5, 2023 to November 3, 2023. In connection with the vote to approve the First Extension Amendment Proposal, stockholders holding 8,470,059 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the Trust Account to pay such redeeming stockholders.

In connection with the approval of the First Extension Amendment Proposal, we issued the First Extension Promissory Note in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the Initial Business Combination or our liquidation. Additionally, we agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by us to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) Public Shareholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.

On November 2, 2023, we held the Second Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. Following approval of the Second Extension Amendment Proposal, our Combination Period was extended from November 3, 2023 to November 5, 2024. In connection with the vote to approve the Charter Amendment Proposals, the holders of 1,831,599 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $19,763,618 (approximately $10.79 per share) was removed from the Trust Account to pay such redeeming stockholders.

In connection with the approval of the Charter Amendment Proposals, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the Initial Business Combination or our liquidation. Additionally, we will deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) Public Shareholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Capital Market.

Founder Share Conversion

Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion and the redemptions in connection with the approval of the Charter Amendment Proposals, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As the result, our Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through December 31, 2023 relates to our formation and the Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective and consummating an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in our Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $1,527,595, which consisted of operating costs of $2,414,736, an unrealized loss on the change in the fair value of the FPA of $1,696,965 and provision from income tax of $497,003, partially offset by interest income from the Trust Account of $2,742,369.

For the year ended December 31, 2022, we had net loss of $1,442,314, which consisted of a loss from operations of $1,120,668, provision for income taxes of $269,197 and an unrealized loss on the change in the fair value of the FPA of $1,700,783, partially offset by an unrealized gain in the Trust Account of $376,801 and interest income from the Trust Account of $1,271,533.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had $75,891 in our operating bank account and working capital deficit of $3,274,174.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a loan under the IPO Promissory Note issued to the Sponsor totaling $252,950 and the issuance of 2,875,000 Class B Common Stock at approximately $0.009 per share for gross proceeds of $25,000. The IPO Promissory Note has been repaid and no other borrowings are permitted. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the issuance of the Private Placement Warrants, which generated gross proceeds of $4,950,000.

On May 8, 2023, we issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000, pursuant to which the Sponsor agreed to loan us up to $630,000. Pursuant to the First Extension Promissory Note, $105,000 was deposited into the Trust Account per month, beginning on May 8, 2023 through November 3, 2023, for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. As of December 31, 2023 and 2022, we had borrowings of $355,000 and $0, respectively, under the First Extension Promissory Note.

On November 8, 2023, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor, pursuant to which the Sponsor agreed to loan to us up to $359,503. Pursuant to the First Extension Promissory Note, $29,959 is to be deposited into the Trust Account per month, beginning on November 8, 2023 through November 5, 2024, for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the Second Extension. The Second Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. At December 31, 2023 and 2022, we had borrowings of $59,917 and $0, respectively, under the Second Extension Promissory Note.

As of December 31, 2023, we had paid $689,917 into the Trust Account to fund the First Extension and the Second Extension.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On July 10, 2023, we issued the WCL Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with such Working Capital Loans. The WCL Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, we owed $910,083 and $0, respectively, under the WCL Promissory Note.

On October 31, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the stockholders, as described elsewhere in this Report. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination within the Combination Period, and insufficient cash, raises substantial doubt about our ability to continue as a going concern. Following the Second Special Meeting, we have until November 5, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

On November 2, 2021, we agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Services Agreement. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. Total administrative fees for the year ended December 31, 2023 and 2022 are $240,000 and $220,000 respectively. At December 31, 2023 and 2022, $80,000 and $0 is reported in accrued expenses on the balance sheets included in the financial statements contained elsewhere in this Report as due to the Sponsor for the administrative fees due.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Warrants, and (iii) warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their underlying securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Consulting and Advisory Services

On May 28, 2021, we entered into a letter agreement with J.V.B. pursuant to which Cohen & Company agreed to provide consulting and advisory services in connection with the Initial Public Offering in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the Initial Public Offering to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the Initial Public Offering and (ii) the completion of the initial Business Combination. J.V.B. was one of the Anchor Investors that purchased Units in the Initial Public Offering and became a member of the Sponsor at the closing of our Initial Public Offering, and holds an indirect interest in a specified number of the Founder Shares held by the Sponsor.

On November 4, 2021, we paid J.V.B. $85,000 in cash from funds outside of the Trust Account. Funds due to J.V.B. upon the completion of the initial Business Combination ($605,000 in the aggregate) were to be paid by the underwriters of the Initial Public Offering.

On November 9, 2023, our Company and J.V.B. mutually agreed to terminate this arrangement. No further transactions fees will be payable to J.V.B. under this engagement of services.

Underwriter Agreement

The underwriters of the Initial Public Offering were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the Initial Public Offering and $0.70 per Unit per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of December 31, 2023 and 2022, the deferred underwriting fee is $0 and $6,050,000, respectively.

We comply with ASC 405 and derecognized the deferred underwriting commission liability upon being released of the obligation by the underwriters. To account for the waiver of the deferred underwriting commission, we reduced the deferred underwriter commission liability to $0 and reversed the previously recorded cost of issuing the instruments in the Initial Public Offering, which included a reduction in the accumulated deficit and increased income available to Class B Common Stock by $6,050,000, which was previously allocated to the Class A Common Stock subject to redemption and accretion recognized at the date of the Initial Public Offering.

Anchor Investment

The Anchor Investors purchased an aggregate of approximately $60.8 million of the Units in the Initial Public Offering at the public offering price. There can be no assurance that the Anchor Investors will retain their Units prior to or upon the consummation of the initial Business Combination. In addition, none of the Anchor Investors has any obligation to vote any of their Public Shares in favor of the initial Business Combination.

The Anchor Investors have not been granted any stockholder or other rights that are in addition to those granted to our other Public Stockholders, and were only issued equity interests in our Sponsor, with no right to control our Sponsor or vote or dispose of any securities held by our Sponsor. Further, unlike some anchor investor arrangements of other blank check companies, the Anchor Investors are not required to (i) hold any Units, Class A Common Stock or Public Warrants they may have purchased in the Initial Public Offering or thereafter for any amount of time, (ii) vote any shares of Class A Common Stock they may own at the applicable time in favor of our initial Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to any Public Shares they hold as the rights afforded to our other Public Stockholders.

Forward Purchase Agreements

On August 23, 2021, pursuant to the FPAs, Crescent Park, which is one of our Anchor Investors, and Carnegie Park agreed to purchase up to 2,500,000 Forward Purchase Shares in the case of Crescent Park and up to 500,000 Forward Purchase Shares in the case of Carnegie Park at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the Forward Purchase Shares) for gross proceeds up to $30,000,000 in the aggregate if all of the Forward Purchase Shares were purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the Forward Purchase Shares were purchased at $9.20 per share or up to a lower amount in the aggregate if all of the Forward Purchase Shares were purchased at less than $9.20 per share) in private placements that would occur concurrently with the consummation of the initial Business Combination.

On December 8, 2023 and December 12, 2023, we and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs.

Critical Accounting Estimates

Warrants

We classify each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations. The fair value of our Private Placement Warrants requires significate estimates by Management. Deviations from these estimates could result in a significate difference to our financial results.

Income Taxes

We account for income taxes under ASC 740. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. We assess the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income. To the extent we believe that recovery will not meet the more likely than not threshold, it establishes a valuation allowance.

Forward Purchase Agreements

We classify each FPA as a liability at its fair value . These FPAs are subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations. The fair value of our FPAs requires significate estimates by Management. Deviations from these estimates could result in a significate difference to our financial results. On December 8, 2023 and December 12, 2023, we and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-23 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to identified material weaknesses related to errors in fair value calculation of certain financial instruments and unrecorded liabilities, including New York State taxes. Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

On December 7, 2023, we applied to transfer our securities from the Nasdaq Global Market to the Nasdaq Capital Market. On December 18, 2023, we received a letter from the Nasdaq Staff approving our application to list our securities on the Nasdaq Capital Market. Our securities were transferred to the Nasdaq Capital Market at the opening of business on December 21, 2023. The First Nasdaq Notice and Second Nasdaq Notice are deemed to be resolved as a result of this transfer to the Nasdaq Capital Market.

For more information on the First Nasdaq Notice and Second Nasdaq Notice, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Enrique Klix	55	Chief Executive Officer and Director
Oliver Matlock	27	Chief Financial Officer
James Cotton	48	Director
Stuart Hutton	56	Director
Niraj Javeri	42	Director
Lynne Thornton	50	Director

The experience of our directors and executive officers is as follows:

Enrique Klix (Chief Executive Officer and Director)

Mr. Klix has served as our Chief Executive Officer and one of our directors since inception. Mr. Klix has significant international experience after being based in Australia, Europe, and Latin America for more than 30 years. Mr. Klix has a track record of successfully leading and advising corporations and governments on turnarounds, mergers and acquisitions, capital market transactions, operational and financial restructuring, and greenfield start-ups with an aggregate value in excess of $30 billion. Between January 2019 and July 2020, Mr. Klix served as Orora Cartons Australia’s General Manager (ASX: ORA). Under his leadership, the business went through a successful operational, commercial, and financial turnaround before being sold to Nippon Paper. Between 2014 and 2016, Mr. Klix served as Senior Vice President at McKinsey & Co.’s recovery and transformation division in Australia and New Zealand. Mr. Klix also served as Chief Financial Officer and Deputy Chief Executive Officer of McColl’s Transport between 2009 and 2014. Under his tenure, McColl’s Transport was recognized as the “Turnaround of the Year” in 2012, before being sold to a private equity consortium led by Kohlberg Kravis Roberts & Co. Mr. Klix was an investor in TrademarkVision, an Australian company that utilized image recognition and artificial intelligence technology for trademark searches and protection. In 2018 TrademarkVision was acquired by Clarivate Analytics (NYSE: CLVT) from the U.S., and Mr. Klix was instrumental in supporting the company through the acquisition. He is an active seed and pre-initial public offering investor in Australia and other geographies, including minority equity stakes in Groundfloor (Last K Ventures Pty. Ltd.) and Miso Robotics. Prior to moving to Australia, Mr. Klix worked for ten years as an investment banker for Salomon Smith Barney (now Citigroup (NYSE: C)) and Dresdner Kleinwort Benson in London focused on servicing telecommunications companies across Europe on mergers and acquisitions, and debt and equity capital markets transactions. Mr. Klix also played lead roles in the initial and secondary public offerings of many energy, telecommunications and beverage companies such as Enel S.p.A. (BIT: ENEL), Energias de Portugal, S.A. (ELI: EDP), and Compañía Cervecerías Unidas, S.A. (NYSE: CCU). Mr. Klix is also a director of Klix II Pty. Ltd. Mr. Klix holds a degree in Economics from the Universidad Católica Argentina and an MBA from the University of Cambridge in England. We believe that Mr. Klix’s vast experience in senior finance, operational, and consulting roles in publicly listed and private companies makes him well qualified to serve on our Board.

Oliver Matlock (Chief Financial Officer)

Mr. Matlock has served as our Chief Financial Officer since September 2023. Mr. Matlock has experience in mergers and acquisitions, capital markets, corporate management and strategy, and financial consulting. Prior to Mr. Matlock’s appointment as our Chief Financial Officer, he served as a consultant to our Company since December 2022. From October 2021 to December 2022, Mr. Matlock was an Associate at Fresh Equities Pty Ltd., a Melbourne-based fintech company providing capital raising and SaaS services to Australian Stock Exchange listed entities, where he was responsible for leading the investment syndication function of the business and managing the bookbuild process across several transactions. Mr. Matlock began his career as an Analyst at Stratford Capital Pty Ltd., a boutique strategic consulting firm, advising clients both domestically and internationally on business strategy, financial planning and analysis, and mergers and acquisitions from April 2019 to September 2021.

James Cotton (Director)

Mr. Cotton has served as one of our directors since November 2021. He is an Australian impact entrepreneur and investor with business interests in the technology, consumer goods, and healthcare sectors. In 2005, Mr. Cotton founded CMO Software in London where he was based for 10 years, which grew to become one of the leading governance, risk, and compliance software companies globally. Mr. Cotton sold CMO in 2013 and then founded Uluwatu Capital, an investment firm focused on purpose-driven technology companies with health and sustainability outcomes. Mr. Cotton is also a director of Monterosa Capital Australia Pty. Ltd., Tech 4 Good Pty. Ltd., and Moovosity Pty. Ltd. Mr. Cotton holds a Bachelor of Law and Science from the University of Melbourne. We believe Mr. Cotton’s broad investing background makes him well qualified to serve on our Board.

Stuart Hutton (Director)

Mr. Hutton has served as one of our directors since November 2021. Mr. Hutton is currently the CFO of ALS Limited (ASX: ALQ), a global testing, inspection, and certification business. He served as CFO of Foxtel Group (controlled by News Corp; NASDAQ: NWS), Australia’s leading next-generation subscription news, sports, and entertainment company between November 2021 and August 2023. Mr. Hutton also served as CFO of Orora (ASX: ORA) between December 2013 and November 2020. Mr. Hutton played an integral role in Orora’s evolution through the demerger from Amcor, listing on the Australian Stock Exchange, growth in revenue, and improved performance and share price. Mr. Hutton was also instrumental in the sale of Orora’s Australasian Fibre business to Nippon Paper for AU$1.7 billion. Mr. Hutton previously served as CFO of Amcor’s Australasia and Packaging Distribution business (NYSE: AMCR). Mr. Hutton brings more than 30 years of experience in senior finance roles, including five years with Orica (ASX: ORI) as CFO for the Minova Group, Chemical Services Division and Mining Services (North America) and four years as CFO of WorldMark Holdings Pty. Ltd. from 2001 to 2005, and before this, managed a number of acquisitions and divestments in his role as Manager, Acquisitions for Nylex Ltd. A qualified Chartered Accountant in Australia, Mr. Hutton spent nine years during the early part of his career with Deloitte in audit and corporate finance roles, which included a two-year secondment to London. Mr. Hutton holds a Bachelor of Business from Swinburne University. We believe Mr. Hutton’s vast experience in senior finance roles of publicly listed companies makes him well qualified to serve on our Board.

Niraj Javeri (Director)

Mr. Javeri has served as one of our directors since November 2021. He is currently the Chief Financial Officer at Lancium Technologies, a digital infrastructure company building large-scale solutions to help decarbonize the electrical grid, and he is based in San Francisco, California. Previously, Mr. Javeri was the Vice President of Strategy at Zymergen (NASDAQ: ZY), a science and material innovation company. Between 2010 and 2019, Mr. Javeri worked for Kohlberg Kravis Roberts & Co. (“KKR”) (NYSE: KKR) in New York, Sydney, and San Francisco as part of the Special Situations team, where he sourced, diligenced, executed, and monitored investments made across a number of funds managed by KKR. During his tenure in Australia with KKR, Mr. Javeri was a board member for a number of companies in Australia and New Zealand. Previously, Mr. Javeri was with One East Partners in London and New York, where he invested across industries in event-driven and value equities, distressed debt, and private deals. Prior to that, he worked at Goldman Sachs & Co in the Principal Investment Area where he worked on private equity investments, and at Deutsche Bank in both the Leveraged Finance and Technology investment banking groups. Mr. Javeri received a B.S. from Cornell University in Electrical and Computer Engineering, and an M.S. from Stanford University in Management Science and Engineering. We believe Mr. Javeri’s experience in sourcing, conducting due diligence, and executing on acquisitions of companies in private equity and investment banking environments makes him well qualified to serve on our Board.

Lynne Thornton (Director)

Ms. Thornton has served as one of our directors since November 2021. She is a co-founder and director at Groundfloor (Last K Ventures Pty. Ltd.), a PropTech business backed by Taronga Ventures. Ms. Thornton is also a consultant for McColl’s Transport, Australia’s largest independent bulk liquid carrier of milk, food, and bulk chemicals. Previously, Ms. Thornton worked in the funds management industry for 15 years initially for Colonial First State in London then co-founded, Aubrey Capital Management, a global equities boutique, based in Edinburgh. Ms. Thornton was a director, member of the Investment Committee, and managed key relationships both with Australian institutional clients and with cornerstone investor, Pacific Current Group (ASX: PAC) before successfully exiting the business in 2017. Ms. Thornton is an active angel investor and was on the board of Scale Investors, an angel investor network, for 5 years and served on the Investment Committee for Artesian’s Female Leaders Fund, an early-stage venture capital fund backed by Hostplus. Originally American, Ms. Thornton is an investor and entrepreneur with experience in both listed and private companies in the US, Europe and Australia. Her professional career has included roles in the consumer sector, PropTech, and funds management industries. Ms. Thornton holds a B.S. in finance from California Polytechnic University and an MBA from the University of Cambridge in England. We believe Ms. Thornton’s background in early-stage investing and listed equities makes her well qualified to serve on our Board.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

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

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Charter. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has two standing committees: the Audit Committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the Audit Committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

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

We have adopted an amended Audit Committee charter, which details the principal functions of the Audit Committee, including:

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

•

reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our Audit Committee will be reviewed and approved by our Board of Directors, with the interested director or directors abstaining from such review and approval; and

•

advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Compensation Committee

We have established a compensation committee of the Board of Directors. Stuart Hutton, Niraj Javeri and Lynne Thornton serve as members of our compensation committee. Mr. Javeri chairs the compensation committee.

We have adopted an amended compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting Management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

•

advising the Board and any other Board committees if the clawback provisions of the Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

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

The charter of the compensation committee also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

The Board of Directors also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our Board of Directors should follow the procedures set forth in our bylaws.

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

Board Observers

In connection with investments in our Sponsor, certain individuals have been granted Board observer rights to our Board of Directors. Such individuals are permitted to attend, in a non-voting capacity, our meetings of the Board of Directors. Such individuals have entered into agreements and have agreed to keep any information discussed or disclosed at any such Board meetings confidential.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers, and employees. A copy of the Code of Ethics and the charters of the committees will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

Our Sponsor and Mr. Klix, our Chief Executive Officer and one of our directors, filed one late, joint Form 4.

Item 11.	Executive Compensation.

Except as disclosed herein, none of our executive officers or directors have received any cash compensation for services rendered to us. We pay our Sponsor up to $20,000 per month for administrative and other services. In addition, subject to approval by our Audit Committee, we pay members of our Board of Directors for advisory or consulting services that are provided to us in connection with our initial Business Combination and our Sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combination. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers, or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed Business Combination, such as the Flybondi Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

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

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 11, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

•	each of our executive officers and directors that beneficially owns our Common Stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,073,342 shares of our Common Stock, consisting of (i) 4,073,341 shares of our Class A Common Stock and (ii) one share of our Class B Common Stock, issued and outstanding as of April 11, 2024. On all matters to be voted upon, holders of the shares of Class A Common Stock and shares of Class B Common Stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B Common Stock are convertible into Class A Common Stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock			Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)		Approximate Percentage of Class
Integral Sponsor LLC (3)	2,824,999	69.35%	1	*		69.35%
Enrique Klix (3)	2,824,999	69.35%	1	*		69.35%
Oliver Matlock (3)	—	—	—		—	—
James Cotton (3)	—	—	—		—	—
Stuart Hutton (3)	—	—	—		—	—
Niraj Javeri (3)	—	—	—		—	—
Lynne Thornton (3)	—	—	—		—	—
All executive officer and directors as a group (6 individuals)	2,824,999	69.35%	1	*		69.35%
Other 5% Stockholders
Mizuho Financial Group, Inc. (4)	242,318	5.95%	—		—	5.95%

*	Less than 1%.

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is 667 Madison Avenue, 5th floor, New York, New York 10065.
(2)

On December 29, 2021, 50,000 shares of Class B Common Stock were transferred by our Sponsor to an Anchor Investor. Such Anchor Investor then converted those 50,000 shares of Class B Common Stock to Class A Common Stock as reported on our current report on Form 8-K filed with the SEC on December 1, 2023.

(3)

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

(4)

According to a Schedule 13G filed on February 13, 2024 by Mizuho Financial Group, Inc., a company incorporated under the laws of Japan (“Mizuho”), Mizuho, Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Public Shares, which are held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. Mizuho has the sole power to dispose or to direct the disposition of the Public Shares. The principal business address for Mizuho is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Flybondi Business Combination, please see “Item 1. Business.”

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

Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion and the redemptions in connection with the approval of the Charter Amendment Proposals, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As the result, our Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.

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

We currently utilize office space at 667 Madison Avenue, 5th floor, New York, New York 10065 and 152 Elizabeth Street, Melbourne, Victoria, 3000, Australia from our Sponsor. We pay up to $20,000 per month for administrative and other services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees, pursuant to the Services Agreement.

Subject to approval by our Audit Committee, we may pay members of our Board of Directors for advisory or consulting services that may be provided to us in connection with our initial Business Combination. In addition, our Sponsor, executive officers, and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combination. Other than the foregoing, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to our Sponsor, executive officers, and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

On February 16, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the IPO Promissory Note was repaid upon the closing of the Initial Public Offering However, at the time of the closing of the Initial Public Offering, the Sponsor was over paid $138,493 and this amount was repaid to us on November 11, 2021.

On May 28, 2021, we entered into a letter agreement with J.V.B. pursuant to which Cohen & Company agreed to provide consulting and advisory services in connection with the Initial Public Offering in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the Initial Public Offering to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the Initial Public Offering and (ii) the completion of the initial Business Combination. J.V.B. was one of the Anchor Investors that purchased Units in the Initial Public Offering and became a member of the Sponsor at the closing of our Initial Public Offering, and holds an indirect interest in a specified number of the Founder Shares held by the Sponsor. On November 4, 2021, we paid J.V.B. $85,000 in cash from funds outside of the Trust Account. Funds due to J.V.B. upon the completion of the initial Business Combination ($605,000 in the aggregate) were to be paid by the underwriters of the Initial Public Offering. On November 9, 2023, our Company and J.V.B. mutually agreed to terminate this arrangement. No further transactions fees will be payable to J.V.B. under this engagement of services.

On August 23, 2021, pursuant to the FPAs, Crescent Park, which is one of our Anchor Investors, and Carnegie Park agreed to purchase up to 2,500,000 Forward Purchase Shares in the case of Crescent Park and up to 500,000 Forward Purchase Shares in the case of Carnegie Park at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the Forward Purchase Shares) for gross proceeds up to $30,000,000 in the aggregate if all of the Forward Purchase Shares were purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the Forward Purchase Shares were purchased at $9.20 per share or up to a lower amount in the aggregate if all of the Forward Purchase Shares were purchased at less than $9.20 per share) in private placements that would occur concurrently with the consummation of the initial Business Combination. On December 8, 2023 and December 12, 2023, we and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On May 8, 2023, we issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000, pursuant to which the Sponsor agreed to loan us up to $630,000. Pursuant to the First Extension Promissory Note, $105,000 was deposited into the Trust Account per month, beginning on May 8, 2023 through November 3, 2023, for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation As of December 31, 2023 and 2022, we had borrowings of $355,000 and $0, respectively, under the First Extension Promissory Note.

On July 10, 2023, we issued the WCL Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with such Working Capital Loans. The WCL Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, we owed $910,083 and $0, respectively, under the WCL Promissory Note.

On November 8, 2023, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor, pursuant to which the Sponsor agreed to loan to us up to $359,503. Pursuant to the First Extension Promissory Note, $29,959 is to be deposited into the Trust Account per month, beginning on November 8, 2023 through November 5, 2024, for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the Second Extension. The Second Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. At December 31, 2023 and 2022, we had borrowings of $59,917 and $0, respectively, under the Second Extension Promissory Note.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of Working Capital Loans prior to our initial Business Combination will be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders, such as the Flybondi Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Warrants, and (iii) warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their underlying securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Letter Agreement, our Initial Stockholders, Sponsor, officers, and directors waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination by the end of the Combination Period. However, if our Initial Stockholders, Sponsor, or Management Team acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted 36-month Combination Period.

Additionally, pursuant to the Letter Agreement, our Initial Stockholders, Sponsor, officers and directors agreed to not propose any amendment to our Amended and Restated Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

For more information on the agreements entered into in connection with the Flybondi Business Combination, see “Item 1. Business.”

Director Independence

Nasdaq rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of our Board of Directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). We currently have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our Board of Directors has determined that Mr. Hutton, Mr. Javeri, and Ms. Thornton are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $118,654 and $75,800, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

44

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

Omitted at our Company’s option.

45

INTEGRAL ACQUISITION CORPORATION 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Integral Acquisition Corporation 1
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Integral Acquisition Corporation 1 (the “Company”) as of December 31, 2023

and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022

, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a business combination with one or more businesses or entities on or before November 5, 2024. The Company entered into a definitive business combination agreement with a business combination target on October 19, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to November 5, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after November 5, 2024
,
in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s
auditor
since 2021.
Houston, Texas
April 1
1
, 2024

INTEGRAL ACQUISITION CORPORATION 1
BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Cash	$75,891	$601,088
Prepaid franchise tax	18,350	—
Prepaid expenses	7,223	234,276

Total current assets	101,464	835,364
Marketable securities and cash held in Trust Account	12,956,224	118,064,355

Total Assets	$13,057,688	$118,899,719

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$841,202	$35,499
Due to related party	80,000	—
Promissory Notes—Related Party	414,917	—
Working Capital Loans	910,083	—
Excise tax payable	1,076,073	—
Income taxes payable	53,363	190,069
Franchise tax payable	—	60,164

Total current liabilities	3,375,638	285,732
Deferred tax liability	—	79,128
Deferred underwriting commission	—	6,050,000
FPA	—	2,708,717

Total liabilities	3,375,638	9,123,577

Commitments and Contingencies (Note 4)
Class A Common Stock subject to possible redemption, 1,198,342 and 11,500,000 shares at redemption value of $10.78 and $10.23 per share at December 31, 2023 and 2022, respectively	12,923,657	117,737,665
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 2,874,999 and none issued and outstanding, respectively, (excluding 1,198,342 and 11,500,000 shares subject to possible redemption, at December 31, 2023 and 2022, respectively)	288	—
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 2,875,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	288
Additional paid-in capital	—	—
Accumulated deficit	(3,241,895)	(7,961,811)

Total stockholders’ deficit	(3,241,607)	(7,961,523)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$13,057,688	$118,899,719

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Operating costs	$2,414,736	$1,120,668

Loss from operations	(2,414,736)	(1,120,668)
Other income (expenses):
Unrealized gain (loss) on change in fair value of FPA	1,696,965	(1,700,783)
Unrealized gain in Trust Account	—	376,801
Interest income	2,742,369	1,271,533

Total other income (expenses)	4,439,334	(52,449)
Income (loss) before provision for income taxes	2,024,598	(1,173,117)
Provision for income taxes	(497,003)	(269,197)

Net income (loss)	$1,527,595	$(1,442,314)

Basic and diluted weighted average shares outstanding, Common Stock subject to redemption	5,740,571	11,500,000

Basic and diluted net income (loss) per Common Stock subject to redemption	$0.18	$(0.10)

Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	2,875,000	2,875,000

Basic and diluted net income (loss) per non-redeemable Common Stock	$0.18	$(0.10)

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Stock	Amount	Stock	Amount
Balance as of December 31, 2021	—	$—	2,875,000	$288	$—	$(5,506,832)	$(5,506,544)
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(1,012,665)	(1,012,665)
Net loss		—	—	—	—	(1,442,314)	(1,442,314)

Balance as of December 31, 2022	—	—	2,875,000	288	—	(7,961,811)	(7,961,523)

Conversion of Class B Common Stock to Class A Common Stock	2,874,999	288	(2,874,999)	(288)	—	—	—
Excise tax payable	—	—	—	—	—	(1,076,073)	(1,076,073)
Waiver of deferred underwriters’ fee		—	—	—	—	6,050,000	6,050,000
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(2,793,358)	(2,793,358)
Gain on termination of FPA	—	—	—	—	—	1,011,752	1,011,752
Net income		—	—	—	—	1,527,595	1,527,595

Balance as of December 31, 2023	2,874,999	$288	1	$—	$—	$(3,241,895)	$(3,241,607)

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$1,527,595	$(1,442,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on change in fair value of forward purchase agreement liability	(1,696,965)	1,700,783
Unrealized gain on marketable securities and cash held in Trust Account	—	(376,801)
Interest earned on investments held in Trust Account	(2,742,369)	(1,271,497)
Changes in current assets and current liabilities:
Prepaid expenses	227,053	205,193
Due to Sponsor	80,000	—
Accrued expenses	805,703	4,691
Income taxes payable	(234,184)	269,197
Franchise taxes payable	(60,164)	(114,681)

Net cash used in operating activities	(2,093,331)	(1,025,429)

Cash flows from Investing Activities:
Extension funding	(689,917)	—
Funds withdrawn for redemptions	107,607,366	—
Withdrawal of funds from Trust Account	933,051	317,352

Net cash provided by investing activities	107,850,500	317,352

Cash flows from Financing Activities:
Funds withdrawn for redemptions	(107,607,366)	—
Proceeds from issuance of Promissory Notes—Related Party	414,917	—
Proceeds from issuance of Working Capital Loans	910,083	—

Net cash used in financing activities	(106,282,366)	—

Net change in cash	(525,197)	(708,077)
Cash, beginning of the year	601,088	1,309,165

Cash, end of the year	$75,891	$601,088

Supplemental disclosure of non-cash investing and financing activities:
Gain on termination of FPA	$1,011,752	$—

Excise tax payable	$1,076,073	$—

Conversion of Class B Common Stock to Class A Common Stock	$288	$—

Impact of the waiver of deferred underwriters’ fee	$6,050,000	$—

Income tax paid	$712,837	$—

Accretion of Class A Common Stock to redemption amount	$2,793,358	$1,012,665

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 is a blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting Business Combination.
As of December 31, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through December 31, 2023 relates to (i) the Company’s formation and the IPO described below, and (ii) since the closing of the IPO the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Sponsor and Financing
The Sponsor, Integral Sponsor, LLC, is a Delaware limited liability company.
The IPO Registration Statement was declared effective on November 2, 2021. On November 5, 2021, the Company, consummated its IPO of 11,500,000 Units, including 1,500,000 Units issued upon exercise in full by the underwriter of its option to purchase additional Units. Each Unit consists of one share of Class A Common Stock, and one-half
of one redeemable warrant of the Company, with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.
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
Upon the closing of the IPO and the Private Placement, $116,725,000 was placed in the Trust Account, representing the redemption value of the Public Shares sold in the IPO, at their redemption value of $10.15 per share.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.
Founder Shares
The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Common Stock issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Business Combination that results in all of the stockholders having the right to exchange their Class A Common Stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the
“Lock-up”).
Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares. Notwithstanding the foregoing, the Founder Shares will be released from the
Lock-up
if the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination. On December 29, 2021, the Sponsor transferred 50,000 Founder Shares to an Anchor Investor.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Trust Account
At December 31, 2023, funds in the Trust Account were invested in an interest bearing demand deposit account. At December 31, 2022, funds in the Trust Account were invested in money market funds investing solely in Treasury obligation and meeting certain conditions under Rule
2a-7
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
Initial Business Combination
The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2023, the amount in the Trust Account was $10.81 (before taxes paid or payable) per Public Share.
The shares of Common Stock subject to redemption have been recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with ASC 480. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
Following the IPO, the Company initially had only 18 months from the closing of the IPO to complete the initial Business Combination, which period, as further discussed below, was extended to November 5, 2024. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Amended and Restated Charter, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of the initial Business Combination.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

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
Proposed Business Combination
On October 19, 2023, we entered into the Flybondi Business Combination Agreement, with Flybondi, FB Parent, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.
The Flybondi Business Combination Agreement provides for, among other things, the following transactions: (i) FB Parent will acquire the shares of Flybondi held by the Sellers in exchange for the issuance by FB Parent of new ordinary shares of FB Parent, and (ii) we will merge with and into Merger Sub, with us continuing as the surviving entity and as a wholly-owned subsidiary of FB Parent, and each of our issued and outstanding securities immediately prior to such merger will be cancelled and converted into the right of the holder thereof to receive a substantially equivalent security of FB Parent.
For a full description of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination, please see “Item 1. Business” of the Report.
Extension of the Combination Period
On May 3, 2023, the Company held the First Special Meeting. At the First Special Meeting, the stockholders approved the First Extension Amendment Proposal, which extended the date the Company had to consummate an initial Business Combination from May 5, 2023 to November 3, 2023. In connection with the vote to approve the First Extension Amendment Proposal, stockholders holding 8,470,059 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the Trust Account to pay such redeeming stockholders.
In connection with the approval of the First Extension Amendment Proposal, the Company issued the First Extension Promissory Note in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the Initial Business Combination or the Company’s liquidation. Additionally, we agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by the Company to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) Public Shareholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.
On November 2, 2023, the Company held the Second Special Meeting, at which the stockholders approved, among other things, the Charter Amendment Proposals. Following approval of the Second Extension Amendment Proposal, our Combination Period was extended from November 3, 2023 to November 5, 2024. In connection with the vote to approve the Charter Amendment Proposals, the holders of 1,831,599 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $19,763,618 (approximately $10.79 per share) was removed from the Trust Account to pay such redeeming stockholders.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

In connection with the approval of the Charter Amendment Proposals, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the Initial Business Combination or our liquidation. Additionally, the Company will deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) Public Shareholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.
As of December 31, 2023, the Company had paid $689,917 to fund the Trust Account for the First Extension and the Second Extension.
The Company may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of the Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in the Trust Account, our capitalization, principal stockholders and other impacts on the Company or Management Team, such as the Company’s ability to maintain its listing on the Nasdaq Capital Market.
Founder Share Conversion
Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, the Company issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to the Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion and the redemptions in connection with the approval of the Charter Amendment Proposals, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As the result, the Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.
Transfer of Trust Account Funds
To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on October 31, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the stockholders, as described elsewhere in the Report.
Risks and Uncertainties
The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of the accompanying financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

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
Termination of Forward Purchase Agreement
On August 23, 2021, pursuant to the FPAs, Crescent Park, which is one of the Anchor Investors, and Carnegie Park agreed to purchase up to 2,500,000 Forward Purchase Shares in the case of Crescent Park and up to 500,000 Forward Purchase Shares in the case of Carnegie Park at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the Forward Purchase Shares) for gross proceeds up to $30,000,000 in the aggregate if all of the Forward Purchase Shares were purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the Forward Purchase Shares were purchased at $9.20 per share or up to a lower amount in the aggregate if all of the Forward Purchase Shares were purchased at less than $9.20 per share) in private placements that would occur concurrently with the consummation of the initial Business Combination.
On December 8, 2023 and December 12, 2023, the Company and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs. At the IPO, the Company recognized an offering cost of $1,011,752 within the statement of stockholders’ equity. Upon the termination of the FPAs, the Company recognized an aggregate gain of $2,708,717 with $1,011,752 recognized as a reversal of the offering costs and the remaining $1,696,965 recognized as an unrealized gain on the change in fair value of FPA on the accompanying statements of operations.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard
On June 28, 2023, the Company received the First Nasdaq Notice from the Nasdaq Staff notifying the Company that for the prior 30 consecutive business days, its MVLS was below the minimum of $50 million required for continued listing on Nasdaq pursuant to the Market Value Standard. This notification had no immediate effect on the listing or trading of the Company’s securities on Nasdaq.
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had a period of 180 calendar days, or until December 26, 2023, to regain compliance with the Market Value Standard. The First Nasdaq Notice stated that to regain compliance, our MVLS must close at $50 million or more for a minimum of ten
consecutive business days during the Nasdaq Compliance Period, at which time Nasdaq would provide written notification we had achieved compliance under the Market Value Standard and the matter would be closed.
On October 24, 2023, the Company received the Second Nasdaq Notice from the Nasdaq Staff indicating that it was not in compliance with the Minimum Total Holders Rule, which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

In accordance with Nasdaq Listing Rule 5810I(2)(A)(i), the Second Nasdaq Notice stated that the Company had 45 calendar days, or until December 8, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.
On December 7, 2023, the Company applied to transfer its securities from the Nasdaq Global Market to the Nasdaq Capital Market. On December 18, 2023, the Company received a letter from the Nasdaq Staff approving its application to list is securities on the Nasdaq Capital Market. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on December 21, 2023. The First Nasdaq Notice and Second Nasdaq Notice are deemed to be resolved as a result of this transfer to the Nasdaq Capital Market.
Liquidity, Capital Resources and Going Concern
As of December 31, 2023, the Company had $75,891 in its operating bank account and working capital deficit of $3,274,174.
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
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the Trust Account (see Note 3). As of December 31, 2023, $355,000 had been borrowed under the First Extension Promissory Note.
On November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor (see Note 3). At December 31, 2023, the Company had $59,917 borrowings under the Second Extension Promissory Note.
On July 10, 2023, the Company issued the WCL Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 to be deposited into the Trust Account (see Note 3). As of December 31, 2023, $910,083 had been borrowed under the WCL Promissory Note.
In connection with the Company’s assessment of going concern considerations in accordance with
ASU 2014-15,
Management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, and insufficient cash raises substantial doubt about the Company’s ability to continue as a going concern. At the Second Special Meeting, the stockholders extended the Combination Period from November 3, 2023 to November 5, 2024 (see Note 3); however, it is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the accompanying financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of expenses during the reporting period. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Marketable securities and cash held in Trust Account
As of December 31, 2023, investments in the Trust Account were invested in an interest-bearing demand deposit account and at December 31, 2022 investments in the Trust Account primarily consisted of U.S money market funds U.S. government securities. The demand deposit account and U.S. money market funds generally have a readily determinable fair value and are classified as Level 1 valuations.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to its short-term nature.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the accompanying statements of operations. Derivative assets and liabilities are classified in the accompanying balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Forward Purchase Agreement
The Company accounted for the 3,000,000
Forward Purchase Shares issued pursuant to the FPAs in accordance with the guidance contained in ASC
815-40
(see Note 4). Such guidance provides that because the FPAs do not meet the criteria for equity treatment thereunder, each FPA must be recorded as a liability. Accordingly, the Company classifies each FPA at its fair value. This FPA is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the FPA will be adjusted to fair value, with the change in fair value recognized in the accompanying statement of operations.
On December 8, 2023 and December 12, 2023, the Company and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs. With the termination of the FPAs, the FPA fair value was adjusted to $
0
. At the IPO, the Company recognized an offering cost of $1,011,752 within the statement of stockholders’ equity. Upon the termination of the FPAs, the Company recognized an aggregate gain of $2,708,717 with $1,011,752 recognized as a reversal of the offering costs and the remaining $1,696,965 recognized as an unrealized gain on the change in fair value of FPA on the accompanying statements of operations.
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
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since its inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Common Stock Subject to Possible Redemption
All of the Class A Common Stock sold as part of the Units in the IPO contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require Common Stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of redeemable Class A Common Stock have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital and accumulated deficit.
The Class A Common Stock subject to possible redemption reflected on the accompanying balance sheets as of December 31, 2023 and 2022 is reconciled in the following table:

Class A Common Stock subject to possible redemption

	Shares	Amount
January 1, 2022	11,500,000	$116,725,000
Plus:
Remeasurement of carrying value to redemption value	—	1,012,665

December 31, 2022	11,500,000	$117,737,665

January 1, 2023	11,500,000	$117,737,665
Less:
Redemptions	(10,301,658)	(107,607,366)
Plus:
Remeasurement of carrying value to redemption value	—	2,793,358

December 31, 2023	1,198,342	$12,923,657

Net Income (Loss) Per Common Stock
The Company complies with the accounting and disclosure requirements of ASC 260. Net income (loss) per Common Stock is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. At December 31, 2023 and 2022, the Company did not
have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per Common Stock is the same as basic income (loss) per Common Stock for the periods presented.
The accompanying statements of operations apply the
two-class
method in calculating net income (loss) per share. Basic and diluted net income (loss) per Common Stock for redeemable Class A Common Stock and non-redeemable
Class A and Class B Common Stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of redeemable Class A Common Stock and non-redeemable
Class A and Class B Common Stock outstanding, allocated proportionally to each class of Common Stock.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$1,017,839	$509,756	$(1,153,851)	$(288,463)
Denominator:
Basic and diluted weighted average shares outstanding	5,740,571	2,875,000	11,500,000	2,875,000
Basic and diluted net income (loss) per share	$0.18	$0.18	$(0.10)	$(0.10)
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU
2020-06
are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not believe adoption of ASU
2020-06
on January 1, 2024 will have a significant impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.
The Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
Note 3 — Related Party Transactions
Related Party Loans
On July 10, 2023, the Company issued the WCL Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with such Working Capital Loans. The WCL Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, the Company owed $910,083 and $0, respectively, under the WCL Promissory Note and reported the amounts as Working Capital Loans on the accompanying balance sheet.
Administrative Fees
Pursuant to the Services Agreement, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fees for the year ended December 31, 2023 and 2022 are $240,000
and
$220,000, respectively. At December 31, 2023 and 2022, $80,000 and $0 are included in due to related party on the accompanying balance sheets for the administrative fees due.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Promissory Notes – Related Party
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5 th
of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. At December 31, 2023 and 2022, the Company had $355,000 and $0 borrowings under the First Extension Promissory Note.
On November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the liquidation of the Company. Additionally, the Company will deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5 th
day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At December 31, 2023 and 2022, the Company had $59,917 and $0, respectively, borrowings under the Second Extension Promissory Note.
Consulting and Advisory Services
On May 28, 2021, the Company entered into a letter agreement with J.V.B. pursuant to which the Company engaged Cohen & Company, to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Business Combination. J.V.B. was one of the Anchor Investors that purchased Units in the IPO and became a member of the Sponsor at the closing of our IPO to hold an indirect interest in a specified number of the Founder Shares held by the Sponsor. On November 9, 2023, the Company and J.V.B. mutually agreed to terminate this arrangement. No further transactions fees will be payable to J.V.B. under this engagement of services.
Note 4 — Commitments and Contingencies
Registration Rights Agreement
The holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable), have registration rights to require the Company to register a sale of any of the Company’s securities held by the holders prior to the consummation of our initial Business Combination pursuant to a registration rights agreement executed in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter Agreement
The underwriters of the IPO were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the closing of the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter commission. As of December 31, 2023 and 2022, the deferred underwriting commission is $0 and $6,050,000, respectively.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

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
The Anchor Investors have not been granted any stockholder or other rights that are in addition to those granted to our other Public Stockholders, and were only issued equity interests in the Sponsor, with no right to control the Sponsor or vote or dispose of any securities held by the Sponsor. Further, unlike some anchor investor arrangements of other blank check companies, the Anchor Investors are not required to (i) hold any Units, Class A Common Stock or Public Warrants they may have purchased in the IPO or thereafter for any amount of time, (ii) vote any shares of Class A Common Stock they may own at the applicable time in favor of our initial Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to any Public Shares they hold as the rights afforded to the other Public Stockholders.
Forward Purchase Shares
On August 23, 2021, pursuant to the FPAs, Crescent Park, which is one of the Anchor Investors, and Carnegie Park agreed to purchase up to 2,500,000 Forward Purchase Shares in the case of Crescent Park and up to 500,000 Forward Purchase Shares in the case of Carnegie Park at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the Forward Purchase Shares) for gross proceeds up to $30,000,000 in the aggregate if all of the Forward Purchase Shares were purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the Forward Purchase Shares were purchased at $9.20 per share or up to a lower amount in the aggregate if all of the Forward Purchase Shares were purchased at less than $9.20 per share) in private placements that would occur concurrently with the consummation of the initial Business Combination.
On December 8, 2023 and December 12, 2023, the Company and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs.
Excise Tax
In connection with the votes to amend the Amended and Restated Charter at the First Special Meeting and the Second Special Meeting, holders of 10,301,658 shares of Class A Common Stock properly exercised their right to redeem their Public Shares for an aggregate redemption amount of $107,607,366. As such, the Company has recorded a 1% Excise Tax liability in the amount of $1,076,073 on the accompanying balance sheet as of December 31, 2023. The liability does not impact the accompanying statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
The Cartesian Escrow Parties (as defined in the Flybondi Business Combination Agreement) agreed to fund $900,000 into escrow for the payment of the Company’s excise tax liability. Such amount shall be released to the Company on April 26, 2024 solely for the purpose of the Company paying the Excise Tax liability and under conditions as stipulated in the Flybondi Business Combination Agreement.
This Excise Tax liability can be offset by future share issuances within the same fiscal year, which will be evaluated and adjusted in the period in which the issuances occur.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
Following approval of the Founder Share Amendment Proposal, on November 3, 2023, the Company issued an aggregate of 2,874,999 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares in the Founder Share Conversion. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement.
The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 2,874,999 and no shares, respectively, of Class A Common Stock issued or outstanding, excluding 1,198,342 and 11,500,000 shares subject to possible redemption, respectively.
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each common share. At December 31, 2023 and 2022, there were 1 and 2,875,000 shares of Class B Common Stock issued and outstanding, respectively.
The Class B Common Stock will automatically convert into shares of Class A Common Stock concurrently with or immediately following the consummation of the initial Business Combination, or at the option of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A Common Stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A Common Stock by Public Stockholders), including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into shares of Class A Common Stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of the Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Warrants
Each whole Warrant entitles the registered holder to purchase one share of the Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement executed in connection with the IPO, a warrant holder may exercise its Warrants only for a whole number of shares of Class A Common Stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants were issued upon separation of the Units and only whole Warrants trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

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
In addition, if (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price (as defined below) of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.
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
Note 6 — Fair Value Measurements
As of December 31, 2023, funds invested in the Trust Account were invested in an interest-bearing demand deposit account. At December 31, 2022, investments in the Trust Account consisted of U.S money market funds. The demand deposit account and the U.S. money market funds are carried at fair value and the fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Recurring Fair Value Measurements
Under the guidance in ASC
815-40,
the FPAs do not meet the criteria for equity classification. As such, the FPAs must be recorded on the accompanying balance sheets at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the accompanying statements of operations. In December 2023, the FPAs were terminated.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022:
December 31, 2022

	Level 1	Level 2	Level 3
Assets
Marketable securities and cash held in Trust Account	$118,064,355	$—	$—
Liabilities
FPA	$—	$—	$2,708,717
Measurement
On December 31, 2022, the Company used a Probability Weighted Expected Return (“PWER”) model to value the FPA.
The key inputs into the modified PWER model for the FPA were as follows:

Input	December 31, 2022
Probability of successful Business Combination	85%
Likelihood by 04/30/2023	15%
Likelihood by 06/30/2023	15%
Likelihood by 10/31/2023	70%
Risk-free rate	4.75%
Stock price	$10.11
Estimated term remaining (years)	0.71
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA classified as Level 3 for the year ended December 31, 2023 and 2022:

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Changes in fair value of FPA classified as level 3:

January 1, 2022	$1,007,934
Change in fair value	1,700,783

December 31, 2022	$2,708,717
January 1, 2023	$2,708,717
Change in fair value – statement of operations	(1,696,965)
Change in fair value – statement of stockholders’ deficit	(1,011,752)

December 31, 2023	$—

Note 7. Income Tax
The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets (liability)
Federal net operating loss	$—	$—
Organizational costs/startup expenses	567,219	237,677
Unrealized gain on Trust Account	—	(79,128)

Total deferred tax assets (liability)	567,219	158,549
Valuation allowance	(567,219)	(237,677)

Deferred tax assets (liability), net of allowance	$—	$(79,128)

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31, 2023	December 31, 2022
Federal
Current	$576,131	$190,069
Prior year true-up	(79,128)
Deferred	(329,542)	(80,521)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	329,542	159,649

Income tax provision	$497,003	$269,197

As of December 31, 2023 and 2022, the Company had no of U.S. federal net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $329,542 and $159,649, respectively.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—%	—%
Prior year true-up	—%	0.1%
Business combination expenses	4.9%	0.0%
Change in fair value of FPA	(17.6)%	(30.4)%
Change in valuation allowance	16.3%	(13.7)%

Income tax provision	24.6%	(23.0)%

The Company files US federal and New York City and State tax returns and is subject to examination by various taxing authorities.
The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets and Business Combination expenses and change in fair value of warrants between book and taxable income.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying financial statements were issued. Based on the Company’s review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Form of Underwriting Agreement by and between the Company and Wells Fargo Securities, LLC. (2)

2.1	Business Combination Agreement, dated October 19, 2023, by and among the Company, Flybondi, FB Parent, Merger Sub and the Signing Sellers. (6)

3.1	Bylaws. (2)

3.2	Form of Amended and Restated Charter. (2)

3.3	Amendment to Amended and Restated Charter. (5)

3.4	Second Amendment to Amended and Restated Charter. (8)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Form of Warrant Agreement by and between the Company and Continental, as warrant agent. (2)

4.5	Description of Registered Securities. (3)

10.1	Securities Subscription Agreement, dated February 16, 2021, by and between the Company and the Sponsor. (2)

10.2	Promissory Note, dated as of February 16, 2021, issued to the Sponsor. (2)

10.3	Form of Indemnity Agreement. (2)

10.4	Form of Letter Agreement by and among the Company, the Sponsor, and each of its executive officers and directors. (2)

10.5	Form of Investment Management Trust Agreement by and between the Company and Continental, as trustee. (2)

10.6	Form of Registration and Shareholder Rights Agreement by and among the Company, the Sponsor, and the holders signatory thereto.(2)

10.7	Form of Private Placement Warrants Purchase Agreement by and between the Company and the Sponsor.(2)

10.8	Form of Services Agreement by and between the Company and the Sponsor. (2)

10.9	Form of Consulting Agreement by and between the Company and Cohen & Company. (2)

10.10	Form of Forward Purchase Agreement by and between the Company and Crescent Park. (2)

10.11	Form of Forward Purchase Agreement by and between the Company and Carnegie Park. (2)

10.12	Promissory Note, dated as of May 8, 2023, issued to the Sponsor. (4)

10.13	Promissory Note, dated July 10, 2023, issued to Integral Sponsor LLC. (5)

10.14	Sponsor Support Agreement, dated October 19, 2023, by and among the Company, the Sponsor and Flybondi. (5)

10.15	Form of Lock-Up Agreement. (6)

10.16	Form of Registration Rights Agreement. (6)

10.17	Promissory Note, dated as of November 8, 2023, issued to the Sponsor. (8)

10.18	FPA Termination Agreement, dated December 8, 2023, by and between the Company and Carnegie Park. (8)

10.19	FPA Termination Agreement, dated December 12, 2023, by and between the Company and Crescent Park. (8)

14	Form of Code of Ethics. (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted on November 30, 2023.*

99.1	Amended Audit Committee Charter.*

99.2	Amended Compensation Committee Charter.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-257058), filed with the SEC on September 3, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2023.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 11, 2024	INTEGRAL ACQUISITION CORPORATION 1

	By:	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Enrique Klix	Director and Chief Executive Officer	April 11, 2024
Enrique Klix	(Principal Executive Officer)

/s/ Oliver Matlock	Chief Financial Officer	April 11, 2024
Oliver Matlock	(Principal Financial and Accounting Officer)

/s/ James Cotton	Chairman of the Board	April 11, 2024
James Cotton

/s/ Stuart Hutton	Director	April 11, 2024
Stuart Hutton

/s/ Niraj Javeri	Director	April 11, 2024
Niraj Javeri

/s/ Lynne Thornton	Director	April 11, 2024
Lynne Thornton