Form 10-Q
period 2024-03-31
Integral Acquisition Corp 1
filed 2024-05-06
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1330 Avenue of the Americas, 23rd Floor
New York, New York
(Address of principal executive offices)
10019
(Zip Code)
(212)209-6132
(Registrant’s telephone number, including area code)
667 Madison Avenue
New York, New York 10065
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
of the Exchange Act). Yes ☒ No ☐
As of May 3, 2024, there were 4,073,341 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

•	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on April 1, 2022;

•	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;

•	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 12, 2024;

•	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

•	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

•

“Anchor Investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our Management Team (as defined below), our Sponsor (as defined below) or any other Anchor Investor) that purchased an aggregate of approximately $60.8 million of Units in our Initial Public Offering (as defined below), and became a member of our Sponsor at the closing of our Initial Public Offering;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASC 260” are to FASB ASC Topic 260, “Earnings Per Share”;

•	“ASC 405” are to FASB ASC Topic 405, “Liabilities”;

•	“ASC 480” are to FASB ASC Topic 480, “Distinguishing Liabilities from Equity”;

•	“ASC 740” are to FASB ASC Topic 740, “Income Taxes”;

•	“ASC 815” are to FASB ASC Topic 815, “Derivatives and Hedging”;

•	“ASC 820” are to FASB ASC Topic 820, “Fair Value Measurements and Disclosures”;

•	“ASU” are to the FASB Accounting Standards Update;

•	“ASU 2014-15” are to FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”;

•

“ASU 2020-06” are to “FASB ASU Topic 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”;

•	“Board of Directors” or “Board” are to our board of directors;

•	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses;

•	“Carnegie Park” are to Carnegie Park Capital, LLC (and/or its affiliates);

•	“Charter Amendment Proposals” are to the Founder Share Amendment Proposal (as defined below) and the Second Extension Amendment Proposal (as defined below), together;

•	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

•	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

•	“Cohen & Company” are to Cohen & Company Capital Markets, a division of J.V.B. (as defined below);

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

•

“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the IR Act (as defined below);

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

•

“Flybondi Registration Statement” are to the Registration Statement on Form F-4, which will include a proxy statement/prospectus prepared by FB Parent, Flybondi and us, to be filed by FP Parent with the SEC in connection with the Flybondi Business Combination;

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

•	“First Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $630,000 issued on May 8, 2023 to the Sponsor in connection with the First Extension;

•	“First Nasdaq Notice” are to the deficiency notice from Nasdaq (as defined below) we received on June 28, 2023;

•	“First Special Meeting” are to the special meeting of our stockholders held on May 3, 2023;

•	“Forward Purchase Shares” are to the shares of Class A Common Stock that were to be issued pursuant to the FPAs (as defined below);

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

•

“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor prior to the Initial Public Offering and the shares of Class A Common Stock that (i) will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares” (as defined below));

•

“Founder Share Amendment Proposal” are to the proposal at the Second Special Meeting to approve an amendment to the Amended and Restated Charter to grant a holder of shares of Class B Common Stock the right to convert such shares into shares of Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination;

•	“FPA” are to each of the forward purchase agreements we entered into with Carnegie Park and Crescent Park, which were terminated by the FPA Termination Agreement (as defined below);

•

“FPA Termination Agreements” are to the agreements we entered into with Carnegie Park and Crescent Park on December 8, 2023 and December 12, 2023, respectively, to mutually terminate and cancel the FPAs;

•	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 5, 2021;

•	“Initial Stockholders” are to holders of our Founder Shares prior to our Initial Public Offering;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 we issued to our Sponsor on February 16, 2021;

•	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 14, 2021, as amended, and declared effective on November 2, 2021 (File No. 333-257058);

•	“IR Act” are to the Inflation Reduction Act of 2022;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

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

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 2, 2021, which we entered into with the Sponsor and the holders party thereto;

•	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•

“Second Extension” are to the extension of the date by which we must consummate our initial Business Combination from November 3, 2023 to November 5, 2024 (or such earlier date as determined by the Board of Directors), as approved by our stockholders at the Second Special Meeting;

•

“Second Extension Amendment Proposal” are to a proposal at the Second Special Meeting to approve an amendment to the Amended and Restated Charter to extend the date by which we must consummate an initial Business Combination from November 3, 2023 to November 5, 2024 (or such earlier date as determined by the Board);

•

“Second Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $359,503 issued on November 8, 2023 to the Sponsor in connection with the Second Extension;

•	“Second Nasdaq Notice” are to the deficiency notice from Nasdaq received by us on October 24, 2023;

•	“Second Special Meeting” are to the special meeting in lieu of an annual meeting of our stockholders held on November 2, 2023;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Seller Joinder” are to a joinder agreement executed by a Joining Seller and delivered to us, FB Parent and Flybondi after the date of the Flybondi Business Combination Agreement;

•	“Sellers” are to the Joining Sellers and the Signing Sellers, together;

•	“Services Agreement” are to the Services Agreement, dated November 2, 2021, we entered into with our Sponsor;

•	“Signing Sellers” are to certain holders of Flybondi’s outstanding shares that have executed the Flybondi Business Combination Agreement on October 19, 2023;

•	“SPACs” are to special purpose acquisition companies;

•	“Sponsor” are to Integral Sponsor LLC, a Delaware limited liability company;

•	“Treasury” are to the U.S. Department of the Treasury;

•

“Trust Account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

•	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

•	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

•	“Warrant Agreement” are to the Warrant Agreement, dated November 2, 2021, which we entered into with Continental, as warrant agent;

•	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

•

“WCL Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $1,500,000 we issued on July 10, 2023 to the Sponsor in connection with the Working Capital Loans (as defined below); and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$68,709	$75,891
Prepaid franchise tax	—	18,350
Prepaid expenses	66,630	7,223

Total current assets	135,339	101,464
Cash held in Trust Account	13,215,551	12,956,224

Total Assets	$13,350,890	$13,057,688

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$957,314	$841,202
Due to related party	80,000	80,000
Promissory Notes—Related Party	504,791	414,917
Working Capital Loans	1,195,209	910,083
Excise tax payable	1,076,073	1,076,073
Income taxes payable	97,438	53,363
Franchise tax payable	18,050	—

Total liabilities	3,928,875	3,375,638

Commitments and Contingencies (Note 4)
Class A Common Stock subject to possible redemption, 1,198,342 shares at redemption value of $10.93 and $10.78 per share at March 31, 2024 and December 31, 2023, respectively	13,102,509	12,923,657
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 2,874,999 issued and outstanding, respectively, (excluding 1,198,342 shares subject to possible redemption)	288	288
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(3,680,782)	(3,241,895)

Total stockholders’ deficit	(3,680,494)	(3,241,607)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$13,350,890	$13,057,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Operating costs	$385,411	$328,220

Loss from operations	(385,411)	(328,220)
Other income:
Unrealized loss on change in fair value of Forward Purchase Agreement liability	—	(219,842)
Unrealized gain on Trust Account	—	451,512
Interest income	169,451	799,894

Total other income, net	169,451	1,031,564
(Loss) income before provision for income taxes	(215,960)	703,344
Provision for income taxes	(44,075)	(252,284)

Net (loss) income	$(260,035)	$451,060

Basic and diluted weighted average shares outstanding, Common Stock subject to redemption	1,198,342	11,500,000

Basic and diluted net (loss) income per Common Stock subject to redemption	$(0.06)	$0.03

Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	2,875,000	2,875,000

Basic and diluted net (loss) income per non-redeemable Common Stock	$(0.06)	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Stock	Amount	Stock	Amount
Balance as of December 31, 2023	2,874,999	$288	1	$—	$—	$(3,241,895)	$(3,241,607)
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(178,852)	(178,852)
Net loss	—	—	—	—	—	(260,035)	(260,035)

Balance as of March 31, 2024 (unaudited)	2,874,999	$288	1	$—	$—	$(3,680,782)	$(3,680,494)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	2,875,000	$288	$—	$(7,961,811)	$(7,961,523)
Accretion of Class A Common Stock to redemption amount	—	—	—	(949,072)	(949,072)
Net income	—	—	—	451,060	451,060

Balance as of March 31, 2023 (unaudited)	2,875,000	$288	$—	$(8,459,823)	$(8,459,535)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash flows from Operating Activities:
Net (loss) income	$(260,035)	$451,060
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized gain on Trust Account	—	(451,512)
Unrealized loss on change in fair value of Forward Purchase Agreement liability	—	219,842
Interest earned on investments held in Trust Account	(169,451)	(799,894)
Changes in current assets and current liabilities:
Prepaid expenses	(59,407)	70,954
Accrued expenses	116,112	49,570
Income taxes payable	62,425	(17,716)
Franchise taxes payable	18,050	(10,164)

Net cash used in operating activities	(292,306)	(487,860)

Cash flows from Investing Activities:
Extension funding of Trust Account	(89,876)	—
Cash withdrawn from Trust Account to pay taxes	—	330,214

Net cash (used in) provided by investing activities	(89,876)	330,214

Cash flows from Financing Activities:
Proceeds from loans from the First Extension Promissory Note	89,874	—
Proceeds from issuance of Working Capital Loans	285,126	—

Net cash provided by financing activities	375,000	—

Net change in cash	(7,182)	(157,646)
Cash, beginning of the period	75,891	601,088

Cash, end of the period	$68,709	$443,442

Supplemental disclosure of noncash investing and financing activities:
Income Tax Paid	$—	$270,000

Accretion of Class A Common Stock to redemption amount	$178,852	$949,072

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 is a blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting a Business Combination.
As of March 31, 2024, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through March 31, 2024, relates to (i) the Company’s formation and the IPO described below, and (ii) since the closing of the IPO the search for a prospective and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Trust Account
At March 31, 2024 and December 31, 2023, funds in the Trust Account were invested in an interest bearing demand deposit account. Except for the withdrawal of funds to pay taxes, funds will remain in the Trust Account until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used for (i) business, legal and accounting expenses, (ii) due diligence on prospective acquisitions and (iii) continuing general and administrative expenses.

Initial Business Combination
The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of March 31, 2024, the amount in the Trust Account was $11.02 (before taxes paid or payable) per Public Share.
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
Following the IPO, the Company initially had only 18 months from the closing of the IPO to complete the initial Business Combination, which period, as further discussed below, was extended to November 5, 2024. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Proposed Business Combination
On October 19, 2023, the Company entered into the Flybondi Business Combination Agreement, with Flybondi, FB Parent, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.
The Flybondi Business Combination Agreement provides for, among other things, the following transactions: (i) FB Parent will acquire the shares of Flybondi held by the Sellers in exchange for the issuance by FB Parent of new ordinary shares of FB Parent, and (ii) the Company will merge with and into Merger Sub, with the Company continuing as the surviving entity and as a wholly-owned subsidiary of FB Parent, and each of the Company’s issued and outstanding securities immediately prior to such merger will be cancelled and converted into the right of the holder thereof to receive a substantially equivalent security of FB Parent.
For a full description of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination, please see “Item 1. Business” of the 2023 Annual Report.

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
In connection with the approval of the First Extension Amendment Proposal, the Company issued the First Extension Promissory Note in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the Company’s liquidation. Additionally, the Company agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by the Company to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Shareholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.
On November 2, 2023, the Company held the Second Special Meeting, at which the stockholders approved, among other things, the Charter Amendment Proposals. Following approval of the Second Extension Amendment Proposal, the Combination Period was extended from November 3, 2023 to November 5, 2024. In connection with the vote to approve the Charter Amendment Proposals, Public Stockholders holding 1,831,599 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $19,763,618 (approximately $10.79 per share) was removed from the Trust Account to pay such redeeming Public Stockholders.
In connection with the approval of the Second Extension Amendment Proposal, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the Initial Business Combination or our liquidation. Additionally, the Company has deposited and will continue to deposit $29,958.55 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) Public Shareholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination or (ii) Public Shareholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.
As of March 31, 2024, the Company had deposited an aggregate of $779,793 to fund the Trust Account for the First Extension and the Second Extension. Additionally, in April and May 2024, an aggregate of $59,918 was deposited in the Trust Account pursuant to borrowings under the Second Extension Promissory Note.
The Company may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of the Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in the Trust Account, the Company’s capitalization, principal stockholders and other impacts on the Company or Management Team, such as the Company’s ability to maintain its listing on the Nasdaq Capital Market.
Founder Share Conversion
Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, the Company issued an aggregate of 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to the Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of Class B Common Stock, held by the Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion and the redemptions in connection with the approval of the Charter Amendment Proposals, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, the Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.
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
Risks and Uncertainties
The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of the accompanying unaudited condensed financial statements.

Inflation Reduction Act of 2022
On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% Excise Tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the Excise Tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination, but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Termination of Forward Purchase Agreement
On August 23, 2021, pursuant to the FPAs, Crescent Park, which is one of the Anchor Investors, and Carnegie Park agreed to purchase up to 2,500,000 Forward Purchase Shares in the case of Crescent Park and up to 500,000 Forward Purchase Shares in the case of Carnegie Park at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the Forward Purchase Shares) for gross proceeds up to $30,000,000 in the aggregate if all of the Forward Purchase Shares were purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the Forward Purchase Shares were purchased at $9.20 per share, or up to a lower amount in the aggregate if all of the Forward Purchase Shares were purchased at less than $9.20 per share) in private placements that would occur concurrently with the consummation of the initial Business Combination.
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
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had a period of 180 calendar days, or until December 26, 2023, to regain compliance with the Market Value Standard. The First Nasdaq Notice stated that to regain compliance, the Company’s MVLS must close at $50 million or more for a minimum often consecutive business days during the Nasdaq Compliance Period, at which time Nasdaq would provide written notification the Company had achieved compliance under the Market Value Standard and the matter would be closed.
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2024, the Company had $68,709 in its operating bank account and working capital deficit of $3,793,536.
Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through (i) a loan under the IPO Promissory Note, an unsecured promissory note with the Sponsor totaling $252,950 and (ii) the issuance of 2,875,000 Class B Common Stock at approximately $0.009 per share for gross proceeds of $25,000. The IPO Promissory Note has been repaid and no other borrowings are permitted. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants, which generated gross proceeds of $4,950,000.
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the Trust Account (see Note 3). As of March 31, 2024, $355,000 had been borrowed under the First Extension Promissory Note.
On November 8, 2023, the Company issued the Second Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $359,503 to be deposited into the Trust Account (see Note 3). As of March 31, 2024, $149,791 had been borrowed under the Second Extension Promissory Note.
On July 10, 2023, the Company issued the WCL Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 to be deposited into the Trust Account (see Note 3). As of March 31, 2024, $1,195,209 had been borrowed under the WCL Promissory Note.
In connection with the Company’s assessment of going concern considerations in accordance with
ASU 2014-15,
Management has determined that the mandatory liquidation and subsequent dissolution, should the
Company
be unable to complete a Business Combination, and insufficient cash raises substantial doubt about the Company’s ability to continue as a going concern. At the Second Special Meeting, the stockholders extended the Combination Period from November 3, 2023 to November 5, 2024; however, it is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with U.S.GAAP for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S.GAAP have been condensed or omitted in the accompanying unaudited condensed financial statements, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the 2023 Annual Report. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
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
non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the accompanying unaudited condensed financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash held in Trust Account
As of March 31, 2024 and December 31, 2023, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account generally has a readily determinable fair value and is classified as a Level 1 valuation.
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

On December 8, 2023 and December 12, 2023, the Company and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs. With the termination of the FPAs, the FPA fair value was adjusted to $0. At the IPO, the Company recognized an offering cost of $1,011,752 within the statement of stockholders’ equity. Upon the termination of the FPAs, the Company recognized an aggregate gain of $2,708,717 with $1,011,752 recognized as a reversal of the offering costs and the remaining $1,696,965 recognized as an unrealized gain on the change in fair value of FPA on the accompanying unaudited condensed statements of operations.
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
As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 due to New York State and City taxes, Business Combination related expenses and the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023, due to changes in fair value of the FPAs and the valuation allowance on the deferred tax assets. The Company’s effective tax rate was 20.4% and 35.9% for the three months ended March 31, 2024 and 2023, respectively.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is subject to income taxation by major taxing authorities since its inception. The Company files US federal and New York City and State tax returns and is subject to examination by various taxing authorities. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.
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
The Class A Common Stock subject to possible redemption reflected on the accompanying balance sheets as of March 31, 2024 and December 31, 2023 is reconciled in the following table:
Class A Common Stock subject to possible redemption

	Shares	Amount
January 1, 2023	11,500,000	$117,737,665
Less:
Redemptions	(10,301,658)	(107,607,366)
Plus:
Remeasurement of carrying value to redemption value	—	2,793,358

December 31, 2023	1,198,342	$12,923,657

January 1, 2024	1,198,342	$12,923,657
Plus:
Remeasurement of carrying value to redemption value	—	178,852

March 31, 2024	1,198,342	$13,102,509

Net (Loss) Income Per Common Stock
The Company complies with the accounting and disclosure requirements of ASC 260. Net (loss) income per Common Stock is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period. At March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted (loss) income per Common Stock is the same as basic (loss) income per Common Stock for the periods presented.
The accompanying unaudited condensed statements of operations apply the two-class
method in calculating net (loss) income per share. Basic and diluted net (loss) income per Common Stock for redeemable Class A Common Stock and non-redeemable
Class A and Class B Common Stock is calculated by dividing net (loss) income attributable to the Company by the weighted average number of shares of redeemable Class A Common Stock and non-redeemable
Class A and Class B Common Stock outstanding, allocated proportionally to each class of Common Stock.

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Redeemable Class A	Non- redeemable Class A and Class B	Redeemable Class A	Non- redeemable Class A and Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(76,500)	$(183,535)	$360,848	$90,212
Denominator:
Basic and diluted weighted average shares outstanding	1,198,342	2,875,000	11,500,000	2,875,000
Basic and diluted net (loss) income per share	$(0.06)	$(0.06)	$0.03	$0.03
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU
2020-06
are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU
2020-06
on January 1, 2024. The adoption of ASU
2020-06
has not had a material impact on the Company’s unaudited condensed financial statements and disclosures.
In December 2023, the FASB issued ASU
2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
(“ASU 2023-09”),
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management does not believe the adoption of ASU
2023-09
will have a material impact on its unaudited condensed financial statements and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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
Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loan
s. As of March 31, 2024 and December 31, 2023, the Company owed $1,195,209 and $910,083, respectively, under the WCL Promissory Note and reported the amounts as Working Capital Loans on the accompanying balance sheets.

Administrative Fees
Pursuant to the Services Agreement, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three months ended March 31, 2024 and 2023 is $60,000. At March 31, 2024 and December 31, 2023, $80,000 is reported on the accompanying balance sheets as due to the Sponsor for the administrative fees.
Promissory Notes – Related Party
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5 th
of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. At March 31, 2024 and December 31, 2023, the Company had $355,000 borrowings under the First Extension Promissory Note.
On November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the liquidation of the Company. Additionally, the Company will deposit $29,958.55 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5 th
day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At March 31, 2024 and December 31, 2023, the Company had $149,791 and $59,917, respectively, borrowings under the Second Extension Promissory Note.
Consulting and Advisory Services
On May 28, 2021, the Company entered into a letter agreement with J.V.B. pursuant to which the Company engaged Cohen & Company, to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Business Combination. J.V.B. was one of the Anchor Investors that purchased Units in the IPO and became a member of the Sponsor at the closing of the IPO to hold an indirect interest in a specified number of the Founder Shares held by the Sponsor. On November 9, 2023, the Company and J.V.B. mutually agreed to terminate this arrangement. No further transactions fees will be payable to J.V.B. under this engagement of services.
Note 4 — Commitments and Contingencies
Registration Rights Agreement
The holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable), have registration rights to require the Company to register a sale of any of the Company’s securities held by the holders prior to the consummation of the initial Business Combination pursuant to the Registration Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter Agreement
The underwriters of the IPO were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the closing of the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter commission. As of March 31, 2024 and December 31, 2023, the deferred underwriting commission is $0.
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
Forward Purchase Shares
On August 23, 2021, pursuant to the FPAs, Crescent Park, which is one of the Anchor Investors, and Carnegie Park agreed to purchase up to 2,500,000 Forward Purchase Shares in the case of Crescent Park, and up to 500,000 Forward Purchase Shares in the case of Carnegie Park at $10.00 per share (as such price per share may be reduced to $9.20 per share or further reduced to below $9.20 per share with respect to all or part of the Forward Purchase Shares) for gross proceeds up to $30,000,000 in the aggregate if all of the Forward Purchase Shares were purchased at $10.00 per share (or up to $27,600,000 in the aggregate if all of the Forward Purchase Shares were purchased at $9.20 per share or up to a lower amount in the aggregate if all of the Forward Purchase Shares were purchased at less than $9.20 per share) in private placements that would occur concurrently with the consummation of the initial Business Combination.
On December 8, 2023 and December 12, 2023, the Company and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs.
Excise Tax
In connection with the votes to amend the Amended and Restated Charter at the First Special Meeting and the Second Special Meeting, holders of 10,301,658 shares of Class A Common Stock properly exercised their right to redeem their Public Shares for an aggregate redemption amount of $107,607,366. As such, the Company has recorded a 1% Excise Tax liability in the amount of $1,076,073 on the accompanying balance sheet as of March 31, 2024. The liability does not impact the accompanying unaudited condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
This Excise Tax liability can be offset by future share issuances within the same fiscal year, which will be evaluated and adjusted in the period in which the issuances occur.
In association with the Flybondi Business Combination Agreement, the Cartesian Escrow Parties (as defined in the Flybondi Business Combination Agreement) agreed to fund $900,000 into escrow for the payment of the
Company’s Excise Tax liability. Such amount was released to the Company on April 30, 2024 solely for the purpose of the Company paying the Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) is being held by the Company in a segregated bank account.
Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there was 2,874,999 shares of Class A Common Stock issued or outstanding, excluding 1,198,342 shares subject to possible redemption.
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

Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each common share. At March 31, 2024 and December 31, 2023, there was 1 share of Class B Common Stock issued and outstanding.
The Class B Common Stock will automatically convert into shares of Class A Common Stock concurrently with or immediately following the consummation of the initial Business Combination, or at the option of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A Common Stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A Common Stock by Public Stockholders), including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into shares of Class A Common Stock issued, or to be issued, to any seller in the initial Business Combination and any warrants issued to the Sponsor, officers or directors upon conversion of the Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
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

In addition, if (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price (as defined below) of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.

The Company accounts for the 10,700,000 Warrants issued in connection with the IPO (comprised of 5,750,000 Public Warrants and 4,950,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-
4
0.
Such guidance provides that the Warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
Note 6 — Fair Value Measurements
As of March 31, 2024 and December 31, 2023, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account is carried at fair value, which is generally readily determinable.
Recurring Fair Value Measurements
Under the guidance in ASC
815-40,
the FPAs do not meet the criteria for equity classification. As such, the FPAs must be recorded on the accompanying balance sheets at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the accompanying unaudited condensed statements of operations. In December 2023, the FPAs were terminated pursuant to the FPA Termination Agreements.
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA classified as Level 3 for the year ended December 31, 2023:
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
Since March 31, 2024 through the date of this Report, an aggregate of $
59,918
has been deposited into the Trust Account pursuant to borrowings under the Second Extension Promissory Note for each month that has been needed to complete a Business Combination. In each of April and May 2024, $29,959 was deposited into the Trust Account pursuant to borrowings under the Second Extension Promissory Note.
The Cartesian Escrow Parties (as defined in the Flybondi Business Combination Agreement)
have
funded $900,000 in escrow for the payment of the Company’s Excise Tax liability. Such amount was released to the Company on April 30, 2024 solely for the purpose of the Company paying the Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) is being held by the Company in a segregated bank account.

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

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which will become effective on July 1, 2024, that will affect SPAC Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

Since March 31, 2024 through the date of this Report, an aggregate of $59,918 has been deposited into the Trust Account pursuant to borrowings under the Second Extension Promissory Note for each month that has been needed to complete a Business Combination. In each of April and May 2024, $29,959 was deposited into the Trust Account.

The Cartesian Escrow Parties (as defined in the Flybondi Business Combination Agreement) have funded $900,000 in escrow for the payment of our Excise Tax liability. Such amount was released to us on April 30, 2024 solely for the purpose of paying our Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) is being held by us in a segregated bank account.

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

For a full description of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination, please see “Item 1. Business” of the 2023 Annual Report.

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

In connection with the approval of the Second Extension Amendment Proposal, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or our liquidation. Additionally, we have deposited and will continue to deposit $29,958.55 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) Public Shareholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination or (ii) Public Shareholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.

As of March 31, 2024, the Company had deposited an aggregate of $779,793 to fund the Trust Account for the First Extension and the Second Extension. Additionally, in April and May 2024, an aggregate of $59,918 was deposited in the Trust Account pursuant to borrowings under the Second Extension Promissory Note.

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

Founder Share Conversion

Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion and the redemptions in connection with the approval of the Charter Amendment Proposals, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, our Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.

Results of Operations

As of March 31, 2024, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through March 31, 2024 relates to our formation and the Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective and consummation of an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in our Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $260,035, which consisted of operating costs of $385,411 and provision from income tax of $44,075, partially offset by interest income from the Trust Account of $169,451.

For the three months ended March 31, 2023, we had net income of $451,060, which consisted of interest income from the Trust Account of $799,894 and unrealized gain on the Trust Account of $451,512, offset by operating costs of $328,220, an unrealized loss on the change in the fair value of the FPA liability of $219,842 and provision from income tax of $252,284.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had $68,709 in our operating bank account and working capital deficit of $3,793,536.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through (i) a loan under the IPO Promissory Note issued to the Sponsor totaling $252,950 and (ii) the issuance of 2,875,000 Class B Common Stock at approximately $0.009 per share for gross proceeds of $25,000. The IPO Promissory Note has been repaid and no other borrowings are permitted. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the issuance of the Private Placement Warrants, which generated gross proceeds of $4,950,000.

On May 8, 2023, we issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000, pursuant to which the Sponsor agreed to loan us up to $630,000. Pursuant to the First Extension Promissory Note, $105,000 was deposited into the Trust Account per month, beginning on May 8, 2023 through November 3, 2023, for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. As of March 31, 2024 and December 31, 2023, we had borrowings of $355,000 under the First Extension Promissory Note.

On November 8, 2023, we issued the Second Extension Promissory Note to the Sponsor in the aggregate principal amount of up to $359,503, pursuant to which the Sponsor agreed to loan to us up to $359,503. Pursuant to the First Extension Promissory Note, $29,958.55 is to be deposited into the Trust Account per month, beginning on November 8, 2023 through November 5, 2024, for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the Second Extension. The Second Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. At March 31, 2024 and December 31, 2023, we had borrowings of $149,791 and $59,917, respectively, under the Second Extension Promissory Note.

As of March 31, 2024 and December 31, 2023, we have paid $779,793 and $689,917, respectively, into the Trust Account to fund the First Extension and the Second Extension. Additionally, in April and May 2024, an aggregate of $59,918 was deposited in the Trust Account pursuant to borrowings under the Second Extension Promissory Note.

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

On July 10, 2023, we issued the WCL Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with such Working Capital Loans. The WCL Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, we owed $1,195,209 and $910,083, respectively, under the WCL Promissory Note.

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

Administrative Services Agreement

On November 2, 2021, we agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Services Agreement. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. Total administrative fee for the three months ended March 31, 2024 and 2023 is $60,000. At March 31, 2024 and December 31, 2023, $80,000 and $80,000 is reported on the balance sheets in “Item 1. Financial Statements” as due to the Sponsor for the administrative fees due, respectively.

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

Consulting and Advisory Services

On May 28, 2021, we entered into a letter agreement with J.V.B. pursuant to which Cohen & Company agreed to provide consulting and advisory services in connection with the Initial Public Offering in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the Initial Public Offering to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the Initial Public Offering and (ii) the completion of the initial Business Combination. J.V.B. was one of the Anchor Investors that purchased Units in the Initial Public Offering and became a member of the Sponsor at the closing of our Initial Public Offering and holds an indirect interest in a specified number of the Founder Shares held by the Sponsor.

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

Underwriter Agreement

The underwriters of the Initial Public Offering were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the Initial Public Offering and $0.70 per Unit per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of March 31, 2024 and December 31, 2023, the deferred underwriting fee is $0.

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

Critical Accounting Policies and Estimates

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.	Risk Factors.
As a smaller reporting company under Rule
12b-2
of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) 2023 Annual Report, 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Report on
Form 10-Q for
the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022, (iv) Quarterly Report on
Form 10-Q for
the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022, (v) Quarterly Report on
Form 10-Q for
the quarter ended September 30, 2022, as filed with the SEC on November 14, 2022, (vi) Quarterly Report on
Form 10-Q for
the quarter ended March 31, 2023, as filed with the SEC on May 15, 2023, (vii) Quarterly Report on
Form 10-Q for
the quarter ended September 30, 2023, as filed with the SEC on November 21, 2023, and (viii) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on October 20, 2023. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
For risks related to Flybondi and the Flybondi Business Combination, please see the Flybondi Registration Statement once filed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the fiscal quarter covered by the Report. However, following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. Following the Founder Share Conversion and the redemptions in connection with the approval of the Charter Amendment Proposals, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, our Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.
Use of Proceeds
For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of the 2021 Annual Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Trading Arrangements
During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in
Rule 16a-1(f) promulgated
under the Exchange Act) adopted or terminated any
“Rule 10b5-1 trading
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

INTEGRAL ACQUISITION CORPORATION 1

Dated: May 3, 2024	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2024	/s/ Oliver Matlock
	Name:	Oliver Matlock
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)