Form 10-Q
period 2024-06-30
Integral Acquisition Corp 1
filed 2024-08-14
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11330 Avenue of the Americas, 23rd Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212)
209-6132
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
As of August
14
, 2024, there were 4,073,341 shares of Class A common stock, par value $0.0001 per share, and one share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

•	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on April 1, 2022;

•	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;

•	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 12, 2024;

•	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

•	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

•

“Anchor Investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our Management Team (as defined below), our Sponsor (as defined below) or any other Anchor Investor) that purchased an aggregate of approximately $60.8 million of Units (as defined below) in our Initial Public Offering (as defined below), and became a member of our Sponsor at the closing of our Initial Public Offering;

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

•

“ASU 2020-06” are to FASB ASU Topic 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”;

•	“ASU 2023-09” are to FASB ASU Topic 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”;

•	“Board of Directors” or “Board” are to our board of directors;

•	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Carnegie Park” are to Carnegie Park Capital, LLC (and/or its affiliates);

•	“Cartesian Escrow Parties” are to Cartesian Capital Group, LLC and Flybondi (as defined below), together;

•	“Charter Amendment Proposals” are to the Founder Share Amendment Proposal (as defined below) and the Second Extension Amendment Proposal (as defined below), together;

•	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

•	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

•	“Cohen & Company” are to Cohen & Company Capital Markets, a division of J.V.B. (as defined below);

•

“Combination Period” are to the 36-month period, from the closing of the Initial Public Offering to November 5, 2024 (or such earlier date as determined by the Board), as extended by the Second Extension (as defined below), that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

•	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;

•	“Company,” “our,” “we,” or “us” are to Integral Acquisition Corporation 1, a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

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

•	“Flybondi Holdings” are to Flybondi Holdings plc, a public limited company incorporated under the laws of England and Wales;

•

“Flybondi Holdings Substitution” are to the assignment, pursuant to the Flybondi Novation Agreement (as defined below), by FB Parent to Flybondi Holdings of all of its liabilities, agreements, obligations, rights and duties in, under, and arising from the Flybondi Business Combination Agreement;

•	“Flybondi Novation Agreement” are to the assignment, novation and amendment agreement we entered into on July 2, 2024 with Flybondi Holdings, Flybondi, FB Parent and Merger Sub;

•

“Flybondi Registration Statement” are to the Registration Statement on Form F-4, which will include a proxy statement/prospectus prepared by Flybondi Holdings, Flybondi and us, to be filed by Flybondi Holdings with the SEC in connection with the Flybondi Business Combination;

•

“Flybondi Sponsor Support Agreement Amendment” are to Amendment No. 1 to the Sponsor Support Agreement, dated October 19, 2023, which we entered into on July 2, 2024, with the Sponsor and Flybondi to reflect the Flybondi Holdings Substitution;

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

•

“First Special Meeting Redemptions” are to the 8,470,059 Public Shares that were redeemed in connection with the vote to approve the First Extension Amendment Proposal, resulting in $87,843,748 (approximately $10.37 per share) being removed from the Trust Account to pay such redeeming Public Stockholders (as defined below);

•	“Forward Purchase Shares” are to the shares of Class A Common Stock that were to be issued pursuant to the FPAs (as defined below);

•

“Founder Share Conversion” are to the 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) issued on November 3, 2023, following the approval of the Founder Share Amendment Proposal by our stockholders at the Second Special Meeting (as defined below), upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor and such Anchor Investor as Founder Shares (as defined below);

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

•	“FPA” are to each of the forward purchase agreements we entered into with Carnegie Park and Crescent Park, which were terminated by the FPA Termination Agreements (as defined below);

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

•	“J.V.B.” are to J.V.B. Financial Group, one of our Anchor Investors;

•	“Letter Agreement” are to the Letter Agreement, dated November 2, 2021, which we entered into with our Sponsor and our directors and officers;

•	“Management” or our “Management Team” are to our executive officers and directors;

•	“Market Value Standard” are to Nasdaq Listing Rule 5450(b)(2)(A);

•	“Merger Sub” are to Gaucho MS, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of FB Parent;

•	“Minimum Total Holders Rule” are to Nasdaq Listing Rule 5450(a)(2);

•	“MVLS” are to the Market Value of Listing Securities;

v

•	“Nasdaq” are to the Nasdaq Stock Market LLC;

•	“Nasdaq Compliance Period” are to the 180 calendar days we had to regain compliance with the Market Value Standard pursuant to the First Nasdaq Notice;

•	“Nasdaq Staff” are to the Listing Qualifications Department of Nasdaq;

•	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

•	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

•	“Promissory Notes” are to the First Extension Promissory Note and the Second Extension Promissory Note (as defined below), collectively;

•

“Public Shares” are to the shares of Class A Common Stock sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•

“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

•

“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 2, 2021, which we entered into with the Sponsor and the holders party thereto;

•	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•

“Second Extension” are to the extension of the date by which we must consummate our initial Business Combination from November 3, 2023 to November 5, 2024 (or such earlier date as determined by the Board), as approved by our stockholders at the Second Special Meeting;

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

•

“Second Special Meeting Redemptions” are to the 1,831,599 Shares that were redeemed in connection with the vote to approve the Charter Amendment Proposals, resulting in $19,763,618 (approximately $10.79 per share) being removed from the Trust Account to pay such redeeming Public Stockholders;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$973,267	$75,891
Prepaid franchise tax	62,000	18,350
Prepaid expenses	41,095	7,223

Total current assets	1,076,362	101,464
Cash held in Trust Account	13,325,388	12,956,224

Total Assets	$14,401,750	$13,057,688

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,222,573	$841,202
Due to related party	80,000	80,000
Promissory Notes — Related Party	594,665	414,917
Working Capital Loans	1,390,335	910,083
Excise Tax payable	1,076,073	1,076,073
Income taxes payable	110,506	53,363

Total liabilities	4,474,152	3,375,638

Commitments and Contingencies (Note 4)
Class A Common Stock subject to possible redemption, 1,198,342 shares at redemption value of $11.08 and $10.78 per share at June 30, 2024 and December 31, 2023, respectively	13,279,328	12,923,657
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 2,874,999 issued and outstanding, respectively, (excluding 1,198,342 shares subject to possible redemption)	288	288
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(3,352,018)	(3,241,895)

Total stockholders’ deficit	(3,351,730)	(3,241,607)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$14,401,750	$13,057,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs	$523,160	$544,039	$908,571	$872,259

Loss from operations	(523,160)	(544,039)	(908,571)	(872,259)

Other income (expenses):
Unrealized loss on change in fair value of FPA liability	—	(642,739)	—	(862,581)
Unrealized loss on Trust Account	—	(319,129)	—	132,383
Interest income	171,811	1,117,138	341,262	1,917,032

Total other income, net	171,811	155,270	341,262	1,186,834
Loss before provision for income taxes	(351,349)	(388,769)	(567,309)	314,575
Provision for income taxes	(43,068)	(157,082)	(87,143)	(409,366)

Net loss	$(394,417)	$(545,851)	$(654,452)	$(94,791)

Basic and diluted weighted average shares outstanding, Common Stock subject to redemption	1,198,342	6,753,044	1,198,342	9,113,409

Basic and diluted net loss per Common Stock subject to redemption	$(0.10)	$(0.06)	$(0.16)	$(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	2,875,000	6,753,044	2,875,000	2,875,000

Basic and diluted net loss per non-redeemable Common Stock	$(0.10)	$(0.06)	$(0.16)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	2,874,999	$288	1	$—	$—	$(3,241,895)	$(3,241,607)
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(178,852)	(178,852)
Net loss	—	—	—	—	—	(260,035)	(260,035)

Balance as of March 31, 2024 (unaudited)	2,874,999	$288	1	$—	$—	$(3,680,782)	$(3,680,494)
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(176,819)	(176,819)
Escrow funding from Cartesian Escrow Parties	—	—	—	—	—	900,000	900,000
Net loss	—	—	—	—	—	(394,417)	(394,417)

Balance as of June 30, 2024 (unaudited)	2,874,999	$288	1	$—	$—	$(3,352,018)	$(3,351,730)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	2,875,000	$288	$—	$(7,961,811)	$(7,961,523)
Accretion of Class A Common Stock to redemption amount	—	—	—	(949,072)	(949,072)
Net income	—	—	—	451,060	451,060

Balance as of March 31, 2023 (unaudited)	2,875,000	$288	$—	$(8,459,823)	$(8,459,535)
Accretion of Class A Common Stock to redemption amount	—	—	—	(800,927)	(800,927)
Excise Tax payable	—	—	—	(878,437)	(878,437)
Net loss	—	—	—	(545,851)	(545,851)

Balance as of June 30, 2023 (unaudited)	2,875,000	$288	$—	$(10,685,038)	$(10,684,750)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash flows from Operating Activities:
Net loss	$(654,452)	$(94,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on Trust Account	—	(132,383)
Unrealized loss on change in fair value of FPA liability	—	862,581
Interest earned on cash and investments held in Trust Account	(341,262)	(1,917,032)
Changes in current assets and current liabilities:
Prepaid expenses	(33,872)	144,152
Accrued expenses	381,371	163,776
Income taxes payable	75,493	59,366
Franchise taxes payable	(62,000)	(40,164)

Net cash used in operating activities	(634,722)	(954,495)

Cash flows from Investing Activities:
Extension funding of Trust Account	(179,752)	(210,000)
Funds withdrawn for redemptions	—	87,843,748
Cash withdrawn from Trust Account to pay taxes	151,850	490,214

Net cash (used in) provided by investing activities	(27,902)	88,123,962

Cash flows from Financing Activities:
Funds withdrawn for redemptions	—	(87,843,748)
Proceeds from issuance of convertible promissory note to related party	480,252	—
Escrow funding from Cartesian Escrow Parties	900,000	—
Proceeds from issuance of Promissory Notes to related party	179,748	315,000

Net cash provided by (used in) financing activities	1,560,000	(87,528,748)

Net change in cash	897,376	(359,281)
Cash, beginning of the period	75,891	601,088

Cash, end of the period	$973,267	$241,807

Supplemental disclosure of noncash investing and financing activities:
Income Tax Paid	$—	$350,000

Accretion of Class A Common Stock to redemption amount	$355,671	$1,749,999

Excise Tax payable	$—	$878,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 is a blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting a Business Combination.
As of June 30, 2024, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through June 30, 2024, relates to (i) the Company’s formation and the IPO described below, and (ii) since the closing of the IPO the search for a prospective and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Sponsor and Financing
The Sponsor, Integral Sponsor, LLC, is a Delaware limited liability company.
The IPO Registration Statement was declared effective on November 2, 2021. On November 5, 2021, the Company, consummated its IPO of 11,500,000 Units, including 1,500,000 Units issued upon exercise in full by the underwriter of its option to purchase additional Units. Each Unit consists of one Public Share, and one-half
of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.
Simultaneously with the closing of the IPO, the Company completed the Private Placement of an aggregate of 4,950,000 Private Placement Warrants, including 90,000 Private Placement Warrants issued in connection with the exercise in full by the underwriter of its option to purchase additional Units, to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $4,950,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

Trust Account
At June 30, 2024 and December 31, 2023, funds in the Trust Account were invested in an interest bearing demand deposit account. Except for the withdrawal of funds to pay taxes, funds will remain in the Trust Account until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used for (i) business, legal and accounting expenses, (ii) due diligence on prospective acquisitions and (iii) continuing general and administrative expenses.
Initial Business Combination
The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes)), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of June 30, 2024, the amount in the Trust Account was $11.12 (before taxes paid or payable) per Public Share.
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
Following the IPO, the Company initially had only 18 months from the closing of the IPO to complete the initial Business Combination, which period, as further discussed below, was extended to November 5, 2024. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
Extensions of the Combination Period
On May 3, 2023, the Company held the First Special Meeting. At the First Special Meeting, the stockholders approved the First Extension Amendment Proposal, which extended the date the Company had to consummate an initial Business Combination from May 5, 2023 to November 3, 2023. In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 8,470,059 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the Trust Account to pay such redeeming Public Stockholders in the First Special Meeting Redemptions.
In connection with the approval of the First Extension Amendment Proposal, the Company issued the First Extension Promissory Note in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the Company’s liquidation. Additionally, the Company agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by the Company to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
In connection with the approval of the Second Extension Amendment Proposal, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or our liquidation. Additionally, the Company has deposited and will continue to deposit $29,958.55 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.
As of June 30, 2024, the Company had deposited an aggregate of $869,668 to fund the Trust Account. For the three and six month ended June 30, 2024, an aggregate of $89,876 and $179,752, respectively, was deposited in the Trust Account. For the three and six month ended June 30, 2023, an aggregate of $210,000 and $210,000, respectively, was deposited in the Trust Account.
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
Founder Share Conversion
Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, the Company issued an aggregate of 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to the Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of Class B Common Stock, held by the Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion, the First Special Meeting Redemptions and the Second Special Meeting Redemptions, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, the Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.
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
Risks and Uncertainties
The continuing military conflict between the Russian Federation and Ukraine, the military conflict in the Middle East and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of the accompanying unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
During the second quarter, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.
The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.
In association with the Flybondi Business Combination Agreement, the Cartesian Escrow Parties released $900,000 to the Company for the payment of Excise Taxes on April 30, 2024.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
Liquidity, Capital Resources and Going Concern
As of June 30, 2024, we had $73,267 in our operating bank account, $900,000 in a segregated account for the payment of Excise Taxes, and a working capital deficit of $3,397,790 (including $900,000 in cash received from the Cartesian Escrow Parties for the payment of Excise Taxes).
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
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the Trust Account (see Note 3). As of June 30, 2024, $355,000 had been borrowed under the First Extension Promissory Note.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

On November 8, 2023, the Company issued the Second Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $359,503 to be deposited into the Trust Account (see Note 3). As of June 30, 2024, $239,665 had been borrowed under the Second Extension Promissory Note.
On July 10, 2023, the Company issued the WCL Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 (see Note 3). As of June 30, 2024, $1,390,335 had been borrowed under the WCL Promissory Note.
Included on the accompanying unaudited condensed balance sheet at June 30, 2024 is $900,000 of cash released to the Company on April 30, 2024 by the Cartesian Escrow Parties for the payment of the Company’s Excise Tax liability. Such amount was released to the Company solely for the purpose of the Company paying the Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) is being held by the Company in a segregated bank account.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the 2023 Annual Report. The interim results for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
Cash held in Trust Account
As of June 30, 2024 and December 31, 2023, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account generally has a readily determinable fair value and is classified as a Level 1 valuation.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
Forward Purchase Agreement
The Company accounted for the 3,000,000 Forward Purchase Shares issued pursuant to the FPAs in accordance with the guidance contained in ASC
815-40
(see Note 4). Such guidance provides that because the FPAs do not meet the criteria for equity treatment thereunder, each FPA must be recorded as a liability. Accordingly, the Company classifies each FPA at its fair value. This FPA is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the FPA would be adjusted to fair value, with the change in fair value recognized in the accompanying unaudited condensed statement of operations.
On December 8, 2023 and December 12, 2023, the Company and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs. With the termination of the FPAs, the FPA fair value was adjusted to $0. At the IPO, the Company recognized an offering cost of $1,011,752 within the statement of stockholders’ equity. Upon the termination of the FPAs, the Company recognized an aggregate gain of $2,708,717 with $1,011,752 recognized as a reversal of the offering costs and the remaining $1,696,965 recognized as an unrealized gain on the change in fair value of the FPAs on the accompanying unaudited condensed statements of operations.
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
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC
740-270-25-3
which states, “[i]f an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effect tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 due to New York State and City taxes, Business Combination related expenses and the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023, due to changes in fair value of the FPAs and the valuation allowance on the deferred tax assets. The Company’s effective tax rate was (12.3)% and (40.4)% for the three months ended June 30, 2024 and 2023, respectively, (15.4)% and 130.1% for the six months ended June 30, 2024 and 2023, respectively.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Class A Common Stock subject to possible redemption reflected on the accompanying condensed balance sheets as of June 30, 2024 and December 31, 2023 is reconciled in the following table:

Class A Common Stock subject to possible redemption	Shares	Amount
January 1, 2023	11,500,000	$117,737,665
Less:
Redemptions	(10,301,658)	(107,607,366)
Plus:
Remeasurement of carrying value to redemption value	—	2,793,358
December 31, 2023	1,198,342	$12,923,657

January 1, 2024	1,198,342	$12,923,657
Plus:
Remeasurement of carrying value to redemption value	—	355,671

June 30, 2024	1,198,342	$13,279,328

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

Net Loss Per Common Stock
The Company complies with the accounting and disclosure requirements of ASC 260. Net loss per Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. At June 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted loss per Common Stock is the same as basic loss per Common Stock for the periods presented.
The accompanying unaudited condensed statements of operations apply the two-class
method in calculating net loss per share. Basic and diluted net loss per Common Stock for redeemable Class A Common Stock and non-redeemable
Class A and Class B Common Stock is calculated by dividing net loss attributable to the Company by the weighted average number of shares of redeemable Class A Common Stock and non-redeemable
Class A and Class B Common Stock outstanding, allocated proportionally to each class of Common Stock.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A
	Class A	And Class B	Class A	And Class B	Class A	And Class B	Class A	And Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(116,034)	$(278,383)	$(382,856)	$(162,995)	$(192,534)	$(461,918)	$(72,059)	$(22,732)

Denominator:
Basic and diluted weighted average shares outstanding	1,198,342	2,875,000	6,753,044	2,875,000	1,198,342	2,875,000	9,113,409	2,875,000

Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.06)	$(0.06)	$(0.16)	$(0.16)	$(0.01)	$(0.01)

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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

In December 2023, the FASB issued ASU
2023-09,
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management does not believe the adoption of ASU
2023-09
will have a material impact on its unaudited condensed financial statements and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Note 3 — Related Party Transactions
Related Party Loans
On July 10, 2023, the Company issued the WCL Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with the Working Capital Loans. The WCL Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, the Company owed $1,390,335 and $910,083, respectively, under the WCL Promissory Note and reported the amounts as Working Capital Loans on the accompanying condensed balance sheets.
Administrative Fees
Pursuant to the Services Agreement, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three and six months ended June 30, 2024 is $60,000 and $120,000. Total administrative fee for the three and six months ended June 30, 2023 is $60,000 and $120,000, respectively. At June 30, 2024 and December 31, 2023, $80,000 and $80,000, respectively, is reported on the accompanying condensed balance sheets as due to the Sponsor for the administrative fees.
Promissory Notes – Related Party
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5 th
of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. At June 30, 2024 and December 31, 2023, the Company had $355,000 of borrowings under the First Extension Promissory Note.
On November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, the Company will continue to deposit $29,958.55 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5 th
day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At June 30, 2024 and December 31, 2023, the Company had $239,665 and $59,917, respectively, of borrowings under the Second Extension Promissory Note.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

Consulting and Advisory Services
On May 28, 2021, the Company entered into a letter agreement with J.V.B., pursuant to which, the Company engaged Cohen & Company to provide consulting and advisory services in connection with the IPO in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the IPO to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the IPO and (ii) the completion of the Business Combination. J.V.B. was one of the Anchor Investors that purchased Units in the IPO and became a member of the Sponsor at the closing of the IPO to hold an indirect interest in a specified number of the Founder Shares held by the Sponsor.
On November 4, 2021, the Company paid J.V.B. $85,000 in cash from funds outside of the Trust Account. Funds due to J.V.B. upon the completion of the initial Business Combination ($605,000 in the aggregate) were to be paid by the underwriters of the Initial Public Offering.
On November 9, 2023, the Company and J.V.B. mutually agreed to terminate this arrangement. No further transaction fees will be payable to J.V.B. under this engagement of services
Note 4 — Commitments and Contingencies
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
Underwriter Agreement
The underwriters of the IPO were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the closing of the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter commission. As of June 30, 2024 and December 31, 2023, the deferred underwriting commission is $0.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
Excise Tax
In the First Special Meeting Redemptions and the Second Special Meeting Redemptions, holders of 10,301,658 shares of Class A Common Stock properly exercised their right to redeem their Public Shares for an aggregate redemption amount of $107,607,366. As such, the Company has recorded a 1% Excise Tax liability in the amount of $1,076,073 on the accompanying condensed balance sheet as of June 30, 2024. The liability does not impact the accompanying unaudited condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
On April 30, 2024, in association with the Flybondi Business Combination Agreement, the Cartesian Escrow Parties have released $900,000 to the Company solely for the purpose of the Company paying the Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) which is being held by the Company in a segregated bank account.
Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there was 2,874,999 shares of Class A Common Stock issued or outstanding, excluding 1,198,342 shares subject to possible redemption.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there was one share of Class B Common Stock issued and outstanding.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
Note 6 — Fair Value Measurements
As of June 30, 2024 and December 31, 2023, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account is carried at fair value, which is generally readily determinable.
Recurring Fair Value Measurements
Under the guidance in ASC
815-40,
the FPAs do not meet the criteria for equity classification. As such, the FPAs must be recorded on the accompanying condensed balance sheets at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the accompanying unaudited condensed statements of operations. In December 2023, the FPAs were terminated pursuant to the FPA Termination Agreements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the FPA classified as Level 3 for the year ended December 31, 2023:

Changes in fair value of FPA classified as level 3
January 1, 2023	$2,708,717
Change in fair value – statement of operations	(1,696,965)
Change in fair value – statement of stockholders’ deficit	(1,011,752)
December 31, 2023	$—
Note 7 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based on the Company’s review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.
On July 2, 2024, the Company entered into (i) the Flybondi Novation Agreement with FB Parent, Flybondi Holdings, Merger Sub, Flybondi and the Joining Sellers. Pursuant to the Flybondi Novation Agreement, FB Parent assigned to Flybondi Holdings all of its liabilities, agreements, obligations, rights and duties in, under, and arising from the Flybondi Business Combination Agreement and (ii) the Flybondi Sponsor Support Agreement Amendment to reflect the Flybondi Holdings Substitution. The foregoing summary of the Flybondi Novation Agreement and Flybondi Sponsor Support Agreement Amendment is qualified in its entirety by reference to the complete text of the Flybondi Novation Agreement and Flybondi Sponsor Support Agreement Amendment, which are filed as Exhibits 10.1 and Exhibit 10.2, respectively, to this Report.
Since June 30, 2024 through the date of this Report, an aggregate of $59,917 has been deposited into the Trust Account pursuant to borrowings under the Second Extension Promissory Note for each month that has been needed to complete a Business Combination. In each of July and August 2024, $29,959 was deposited into the Trust Account pursuant to borrowings under the Second Extension Promissory Note.

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

Upon the closing of the Initial Public Offering, Management agreed that an amount equal to at least $10.15 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement, would be held in the Trust Account with Continental acting as trustee, and would be initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct Treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Public Shares if we are unable to complete an initial Business Combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a stockholder vote to amend the Amended and Restated Charter to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we have not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Stockholders.

If we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board of Directors, liquidate and dissolve, subject, in each case, to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable laws.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which became effective on July 1, 2024, which will affect SPAC Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On July 2, 2024, we entered into (i) the Flybondi Novation Agreement with FB Parent, Flybondi Holdings, Merger Sub, Flybondi and the Joining Sellers. Pursuant to the Flybondi Novation Agreement, FB Parent assigned to Flybondi Holdings all of its liabilities, agreements, obligations, rights and duties in, under, and arising from the Flybondi Business Combination Agreement and (ii) the Flybondi Sponsor Support Agreement Amendment to reflect the Flybondi Holdings Substitution. The foregoing summary of the Flybondi Novation Agreement and Flybondi Sponsor Support Agreement Amendment is qualified in its entirety by reference to the complete text of the Flybondi Novation Agreement and Flybondi Sponsor Support Agreement Amendment, which are filed as Exhibits 10.1 and Exhibit 10.2, respectively, to this Report.

Since June 30, 2024 through the date of this Report, an aggregate of $59,917 has been deposited into the Trust Account pursuant to borrowings under the Second Extension Promissory Note for each month that has been needed to complete a Business Combination. In each of July and August 2024, $29,959 was deposited into the Trust Account pursuant to borrowings under the Second Extension Promissory Note.

Extensions of Our Combination Period

On May 3, 2023, we held the First Special Meeting. At the First Special Meeting, the stockholders approved the First Extension Amendment Proposal, which extended the date we had to consummate an initial Business Combination from May 5, 2023 to November 3, 2023. In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 8,470,059 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the Trust Account to pay such redeeming Public Stockholders in the First Special Meeting Redemptions.

In connection with the approval of the First Extension Amendment Proposal, we issued the First Extension Promissory Note in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or our liquidation. Additionally, we agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by us to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.

On November 2, 2023, we held the Second Special Meeting, at which the stockholders approved, among other things, the Charter Amendment Proposals. Following approval of the Second Extension Amendment Proposal, the Combination Period was extended from November 3, 2023 to November 5, 2024. In connection with the vote to approve the Charter Amendment Proposals, Public Stockholders holding 1,831,599 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $19,763,618 (approximately $10.79 per share) was removed from the Trust Account to pay such redeeming Public Stockholders.

In connection with the approval of the Second Extension Amendment Proposal, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or our liquidation. Additionally, we have deposited and will continue to deposit $29,958.55 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.

As of June 30, 2024, we had deposited an aggregate of $869,668 to fund the Trust Account. For the three and six month ended June 30, 2024, an aggregate of $89,876 and $179,752, respectively, was deposited in the Trust Account. For the three and six month ended June 30, 2023, an aggregate of $210,000 and $210,000, respectively, was deposited in the Trust Account.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of the Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in the Trust Account, our capitalization, principal stockholders and other impacts on us, such as our ability to maintain our listing on the Nasdaq Capital Market.

Founder Share Conversion

Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to the Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of Class B Common Stock, held by the Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion, the First Special Meeting Redemptions and the Second Special Meeting Redemptions, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, the Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.

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

Results of Operations

As of June 30, 2024, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through June 30, 2024 relates to our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective and consummation of an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in our Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net loss of $394,417, which consisted of operating costs of $523,160 and provision for income tax of $43,068, partially offset by interest income from the Trust Account of $171,811.

For the six months ended June 30, 2024, we had net loss of $654,452, which consisted of operating costs of $908,571 and provision for income tax of $87,143, partially offset by interest income from the Trust Account of $341,262.

For the three months ended June 30, 2023, we had net loss of $545,851, which consisted of operating costs of $544,039, an unrealized loss on the change in the fair value of the FPA liability of $642,739, provision for income tax of $157,082 and unrealized loss on the Trust Account of $319,129, offset by Trust Account interest income of $1,117,138.

For the six months ended June 30, 2023, we had net loss of $94,791, which consisted of operating costs of $872,259, an unrealized loss on the change in the fair value of the FPA liability of $862,581 and provision for income tax of $409,366, offset by Trust Account interest income of $1,917,032 and unrealized gain on the Trust Account of $132,383.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, we had $73,267 in our operating bank account, $900,000 in a segregated account for the payment of Excise Taxes, and a working capital deficit of $3,397,790 (including $900,000 in cash received from Cartesian Escrow Parties for the payment of excise taxes).

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through (i) a loan under the IPO Promissory Note issued to the Sponsor totaling $252,950 and (ii) the issuance of 2,875,000 Class B Common Stock at approximately $0.009 per share for gross proceeds of $25,000. The IPO Promissory Note has been repaid and no other borrowings are permitted. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the issuance of the Private Placement Warrants, which generated gross proceeds of $4,950,000 and the WCL Promissory Note.

On May 8, 2023, we issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5th of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate Business Combination and (ii) the date of our liquidation. At June 30, 2024 and December 31, 2023, we had $355,000 of borrowings under the First Extension Promissory Note.

On November 8, 2023, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we will continue to deposit $29,958.55 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At June 30, 2024 and December 31, 2023, we had $239,665 and $59,917, respectively, of borrowings under the Second Extension Promissory Note.

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

On July 10, 2023, we issued the WCL Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with the Working Capital Loans. The WCL Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our Company. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, we owed $1,390,335 and $910,083, respectively, under the WCL Promissory Note and reported the amounts as Working Capital Loans on the condensed balance sheets in “Item 1. Financial Statements”.

Included on the unaudited condensed balance sheet at June 30, 2024 in “Item 1. Financial Statements” is $900,000 of cash release to us by the Cartesian Escrow Parties for the payment of our Excise Tax liability. Such amount was released to us solely for the purpose paying our Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) is being held by us in a segregated bank account.

On October 31, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

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

Administrative Services Agreement

On November 2, 2021, we agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Services Agreement. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. Total administrative fee for the three and six months ended June 30, 2024 is $60,000 and $120,000, respectively. At June 30, 2024 and December 31, 2023, $80,000 and $80,000 is reported on the condensed balance sheets in “Item 1. Financial Statements” as due to the Sponsor for the administrative fees due, respectively.

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

Consulting and Advisory Services

On May 28, 2021, we entered into a letter agreement with J.V.B., pursuant to which, we engaged Cohen & Company to provide consulting and advisory services in connection with the Initial Public Offering in return for a transaction fee to be paid to J.V.B. in an amount equal to 10.0% of the aggregate underwriting discount and commissions earned by the underwriters in connection with the Initial Public Offering to be paid simultaneously with the actual payment of such underwriting discount and commissions to the underwriters upon (i) the closing of the Initial Public Offering and (ii) the completion of the initial Business Combination. J.V.B. was one of the Anchor Investors that purchased Units in the Initial Public Offering and became a member of the Sponsor at the closing of our Initial Public Offering and holds an indirect interest in a specified number of the Founder Shares held by the Sponsor.

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

Underwriter Agreement

The underwriters of the Initial Public Offering were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the Initial Public Offering and $0.70 per Unit per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of June 30, 2024 and December 31, 2023, the deferred underwriting fee is $0.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended June 30, 2024, due to identified material weaknesses related to errors in fair value calculation of certain financial instruments and unrecorded liabilities, including New York State taxes. Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors.
As a smaller reporting company under Rule
12b-2
of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2021 Annual Report, (ii) 2022 Annual Report, (iii) 2023 Annual Report, (iv) Quarterly Reports on
Form 10-Q for
the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023 and September 30, 2023, as filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022, May 15, 2023 and November 21, 2023 and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on October 20, 2023 Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
For risks related to Flybondi and the Flybondi Business Combination, please see the Flybondi Registration Statement once publicly filed.
If we fail to consummate our initial Business Combination by November 2, 2024, including the Flybondi Business Combination, our securities will be suspended from trading on Nasdaq and subject to potential delisting, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial Business Combination.
Our IPO Registration Statement was declared effective by the SEC on November 2, 2021 and our securities are currently listed on the Nasdaq Capital Market. Pursuant to our Amended and Restated Charter, we have until November 5, 2024 (or such shorter period of time as determined by our Board) to consummate our initial Business Combination. Nasdaq’s rules and guidance currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more Business Combinations meeting certain conditions within 36 months of the effectiveness of its initial public offering registration statement (the
“36-Month
Requirement”). If a SPAC does not meet the
36-Month
Requirement, it will receive a Staff Delisting Determination from Nasdaq which, among other things, informs the SPAC that (i) its securities will be suspended as of a date certain; (ii) it has a right to request review of the Staff Delisting Determination by a Hearings Panel; and (iii) a timely request for such review will stay the suspension and delisting action pending the issuance of a written decision of the Hearings Panel. The Hearings Panel may, where it deems appropriate, grant an exception to the continued listing standards for a period not to exceed 180 days from the date of the Staff Delisting Determination. The basis for the Staff Delisting Determination may be cured if, for example, a SPAC completes an initial Business Combination during the period of the stay.
On July 8, 2024, Nasdaq filed with the SEC a proposal to change the rules applicable to the foregoing procedures (the “Proposed Nasdaq Rules”) that includes removing the stay referred to above so that a SPAC’s securities will be immediately suspended from trading on Nasdaq through the pendency of the Hearings Panel’s review. In addition, under the Proposed Nasdaq Rules, the scope of the Hearings Panel’s review would be limited, as the Hearings Panel may only reverse a Staff Delisting Determination where it determines that the Staff Delisting Determination was in error and that the SPAC never failed to satisfy the
36-Month
Requirement. In such cases, the Hearings Panel would not be able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Hearings Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a Business Combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company could apply to list its securities on Nasdaq pursuant to the normal application review process. The Proposed Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the
36-Month
Requirement.

On July 15, 2024, the SEC issued a release approving the immediate effectiveness of the Proposed Nasdaq Rules. The Proposed Nasdaq Rules will become operative on October 7, 2024.
Accordingly, unless we are able to consummate our initial Business Combination on or prior to November 2, 2024, including the Flybondi Business Combination, our securities will be suspended from trading on Nasdaq and subject to potential delisting. If Nasdaq were to suspend our securities from trading, or delist our securities, our securities could potentially be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	our ability to complete an initial Business Combination with a target company contemplating a Nasdaq listing, as we would be a less attractive acquiror absent a listing on a national exchange;

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to regulation and we may be subject to additional compliance costs in each state in which we offer or sell our securities.
Our Public Stockholders’ exercise of redemption rights with respect to a large number of Public Shares in the First Special Meeting Redemptions and the Second Special Meeting Redemptions may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.
Over the past two years, the redemption rate of shares held by public stockholders of SPACs at the time of a stockholder meeting that approves an amendment to the charter of the SPAC or the initial Business Combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial Business Combination.
In connection with the votes to approve the (i) First Extension Amendment Proposal, 8,470,059 Public Shares were redeemed at a price per Public Share of approximately $10.37 and (ii) Charter Amendment Proposals, 1,831,599 Public Shares were redeemed at a price per Public Share of approximately $10.79, thereby reducing the number of outstanding Public Shares to 1,198,342 and reducing the total amount held in the Trust Account to approximately $13,325,388 (as of June 30, 2024).
Due to the high rates of redemptions of Public Shares in connection with stockholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post- Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other stockholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Stockholders may only receive approximately $11.12 per Public Share on the liquidation of our Trust Account, as of June 30, 2024, and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $11.12 per share on the redemption of their Public Shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the fiscal quarter covered by the Report. However, following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. Following the Founder Share Conversion, the First Special Meeting Redemptions and the Second Special Meeting Redemptions, there were 4,073,341 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, the Sponsor holds approximately 69.4% of the issued and outstanding Class A Common Stock.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in
Rule 16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.
Additional Information
None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

10.1	Assignment, Novation and Amendment Agreement, dated July 2, 2024, by and among the Company, FP Parent, Flybondi Holdings, Merger Sub, Flybondi and the Joining Sellers. (1)

10.2	Amendment No. 1 to Sponsor Support Agreement, dated July 2, 2024, by and among the Company. The Sponsor and Flybondi. (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 9, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2024	INTEGRAL ACQUISITION CORPORATION 1

	By:	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Oliver Matlock
	Name:	Oliver Matlock
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)