Form 10-Q
period 2024-09-30
Integral Acquisition Corp 1
filed 2024-11-14
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas, 23rd Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212)209-6132
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	INTEU	OTC
Class A Common Stock, par value $0.0001 per share	INTE	OTC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	INTEW	OTC
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

of
the Exchange Act). Yes ☒ No ☐
As of November
14
, 2024, there were 3,237,669 shares of Class A common stock, par value $0.0001 per share, and one share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

•

“Combination Period” are to the 48-month period, from the closing of the Initial Public Offering to November 5, 2025 (or such earlier date as determined by the Board), as extended by the Third Extension (as defined below), that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

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

•	“FASB” are to the Financial Accounting Standards Board;

•	“FB Parent” are to FB Holdings plc, a limited company incorporated under the laws of England and Wales;

•	“Flybondi” are to Flybondi Limited, a limited company incorporated under the laws of England and Wales;

•	“Flybondi Business Combination” are to the transactions contemplated by the Flybondi Business Combination Agreement (as defined below);

•

“Flybondi Business Combination Agreement” are to the Business Combination Agreement, dated as of October 19, 2023, as amended by the Flybondi Novation Agreement on July 2, 2024, and as further amended by the Second Amendment to Business Combination Agreement on October 1, 2024, by and among us, Flybondi, FB Parent, Merger Sub (as defined below) and the Sellers (as defined below);

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

•

“June 2023 Note” are to that certain unsecured promissory note in the principal amount of up to $1,500,000 we issued on July 10, 2023 to the Sponsor in connection with the Working Capital Loans (as defined below); and

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

•

“Promissory Notes” are to the First Extension Promissory Note, the Second Extension Promissory Note (as defined below), the Third Extension Promissory Note (as defined below), the June 2023 Note and the September 2024 Note (as defined below), collectively;

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

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 2, 2021, which we entered into with the Sponsor and the holders party thereto;

•	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•

“Second Amendment to Business Combination Agreement” are to the Second Amendment to Business Combination Agreement, dated as of October 1, 2024, by and among us, Flybondi, FB Parent, Merger Sub and the Sellers;

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

•

“Second Special Meeting Redemptions” are to the 1,831,599 Public Shares that were redeemed in connection with the vote to approve the Charter Amendment Proposals, resulting in $19,763,618 (approximately $10.79 per share) being removed from the Trust Account to pay such redeeming Public Stockholders;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Seller Joinder” are to a joinder agreement executed by a Joining Seller and delivered to us, FB Parent and Flybondi after the date of the Flybondi Business Combination Agreement;

•	“Sellers” are to the Joining Sellers and the Signing Sellers, together;

•

“September 2024 Note” are to that certain unsecured promissory note in the principal amount of up to $3,000,000 we issued on September 2, 2024 to the Sponsor in connection with the Working Capital Loans (as defined below);

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

•

“Third Extension” are to the extension of the date by which we must consummate our initial Business Combination from November 5, 2024 to November 5, 2025 (or such earlier date as determined by the Board), as approved by our stockholders at the Third Special Meeting;

•

“Third Extension Amendment Proposal” are to a proposal at the Third Special Meeting to approve an amendment to the Amended and Restated Charter to extend the date by which we must consummate an initial Business Combination from November 5, 2024 to November 5, 2025 (or such earlier date as determined by the Board);

•

“Third Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $130,561.20 issued on November 6, 2024 to the Sponsor in connection with the Third Extension;

•	“Third Special Meeting” are to the special meeting in lieu of an annual meeting of our stockholders held on October 31, 2024, which was adjourned from October 28, 2023;

•

“Third Special Meeting Redemptions” are to the 835,672 Public Shares that were redeemed in connection with the vote to approve the Third Extension Amendment Proposal, resulting in approximately $9.5 million (approximately $11.41 per share) being removed from the Trust Account to pay such redeeming Public Stockholders;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$927,414	$75,891
Prepaid taxes	238,189	18,350
Prepaid expenses	9,407	7,223

Total current assets	1,175,010	101,464
Cash held in Trust Account	13,588,857	12,956,224

Total Assets	$14,763,867	$13,057,688

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,295,158	$841,202
Due to related party	100,000	80,000
Promissory Notes — Related Party	761,917	414,917
Working Capital Loans - convertible	1,500,000	910,083
Excise Tax payable	1,076,073	1,076,073
Reserve for uncertain tax positions	371,214	—
Income taxes payable	—	53,363

Total liabilities	5,104,362	3,375,638

Commitments and Contingencies (Note 4)
Class A Common Stock subject to possible redemption, 1,198,342 shares at redemption value of $11.23 and $10.78 per share at September 30, 2024 and December 31, 2023, respectively	13,458,279	12,923,657
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 2,874,999 issued and outstanding, respectively, (excluding 1,198,342 shares subject to possible redemption)	288	288
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(3,799,062)	(3,241,895)

Total stockholders’ deficit	(3,798,774)	(3,241,607)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$14,763,867	$13,057,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating costs	$397,659	$520,762	$1,306,230	$1,393,021

Loss from operations	(397,659)	(520,762)	(1,306,230)	(1,393,021)

Other income (expenses):
Unrealized gain (loss) on change in fair value of FPA liability	—	818,251	—	(44,330)
Unrealized gain on Trust Account	—	6,972	—	139,355
Interest income	173,785	412,108	515,047	2,329,140

Total other income, net	173,785	1,237,331	515,047	2,424,165

(Loss) income before provision for income taxes	(223,874)	716,569	(791,183)	1,031,144
Provision for income taxes	(44,219)	(28,417)	(131,362)	(437,783)

Net (loss) income	$(268,093)	$688,152	$(922,545)	$593,361

Basic and diluted weighted average shares outstanding, Common Stock subject to redemption	1,198,342	3,029,941	1,198,342	7,063,302

Basic and diluted net (loss) income per Common Stock subject to redemption	$(0.07)	$0.12	$(0.23)	$0.06

Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	2,875,000	2,875,000	2,875,000	2,875,000

Basic and diluted net (loss) income per non-redeemable Common Stock	$(0.07)	$0.12	$(0.23)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	2,874,999	$288	1	$—	$—	$(3,241,895)	$(3,241,607)
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(178,852)	(178,852)
Net loss	—	—	—	—	—	(260,035)	(260,035)

Balance as of March 31, 2024 (unaudited)	2,874,999	$288	1	$—	$—	$(3,680,782)	$(3,680,494)
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(176,819)	(176,819)
Escrow funding from Cartesian Escrow Parties	—	—	—	—	—	900,000	900,000
Net loss	—	—	—	—	—	(394,417)	(394,417)

Balance as of June 30, 2024 (unaudited)	2,874,999	$288	1	$—	$—	$(3,352,018)	$(3,351,730)
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(178,951)	(178,951)
Net loss	—	—	—	—	—	(268,093)	(268,093)

Balance as of September 30, 2024 (unaudited)	2,874,999	$288	1	$—	$—	$(3,799,062)	$(3,798,774)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	2,875,000	$288	$—	$(7,961,811)	$(7,961,523)
Accretion of Class A Common Stock to redemption amount	—	—	—	(949,072)	(949,072)
Net income	—	—	—	451,060	451,060

Balance as of March 31, 2023 (unaudited)	2,875,000	288	—	(8,459,823)	(8,459,535)
Accretion of Class A Common Stock to redempt io n amount	—	—	—	(800,927)	(800,927)
Excise Tax payable	—	—	—	(878,437)	(878,437)
Net loss	—	—	—	(545,851)	(545,851)

Balance as of June 30, 2023 (unaudited)	2,875,000	288	—	(10,685,038)	(10,684,750)
Accretion of Class A Common Stock to redemption amount	—	—	—	(654,826)	(654,826)
Waiver of deferred underwriters’ fee	—	—	—	6,050,000	6,050,000
Net income	—	—	—	688,152	688,152

Balance as of September 30, 2023 (unaudited)	2,875,000	$288	$—	$(4,601,712)	$(4,601,424)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from Operating Activities:
Net (loss) income	$(922,545)	$593,361
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on Trust Account	—	(139,355)
Unrealized loss on change in fair value of FPA liability	—	44,330
Interest earned on cash and investments held in Trust Account	(514,856)	(2,329,140)
Changes in current assets and current liabilities:
Prepaid expenses	(2,184)	208,072
Due to related party	20,000	—
Accrued expenses	453,956	480,551
Income taxes payable	119,712	62,783
Franchise taxes payable	(21,700)	(30,164)

Net cash used in operating activities	(867,617)	(1,109,562)

Cash flows from Investing Activities:
Extension funding of Trust Account	(269,627)	(525,000)
Funds withdrawn for redemptions	—	87,843,748
Cash withdrawn from Trust Account to pay taxes	151,850	555,214

Net cash (used in) provided by investing activities	(117,777)	87,873,962

Cash flows from Financing Activities:
Funds withdrawn for redemptions	—	(87,843,748)
Proceeds from issuance of convertible promissory note to related party	589,917	165,000
Escrow funding from Cartesian Escrow Parties	900,000	—
Proceeds from loans from the promissory notes to related party	347,000	355,000

Net cash provided by (used in) financing activities	1,836,917	(87,323,748)

Net change in cash	851,523	(559,348)
Cash, beginning of the period	75,891	601,088

Cash, end of the period	$927,414	$41,740

Supplemental disclosure of noncash investing and financing activities:
Income Tax Paid	$30,000	$375,000

Accretion of Class A Common Stock to redemption amount	$534,622	$2,404,825

Impact of the waiver of deferred commission by the underwriters	$—	$6,050,000

Excise Tax payable	$—	$878,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 is a blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting a Business Combination.
As of September 30, 2024, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through September 30, 2024, relates to (i) the Company’s formation and the IPO described below, and (ii) since the closing of the IPO the search for a prospective and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

Trust Account
At September 30, 2024 and December 31, 2023, funds in the Trust Account were invested in an interest bearing demand deposit account. Except for the withdrawal of funds to pay taxes, funds will remain in the Trust Account until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used for (i) business, legal and accounting expenses, (ii) due diligence on prospective acquisitions and (iii) continuing general and administrative expenses.
Initial Business Combination
The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes)), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of September 30, 2024, the amount in the Trust Account was $11.34 (before taxes paid or payable) per Public Share.
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
Following the IPO, the Company initially had only 18 months from the closing of the IPO to complete the initial Business Combination, which period, as further discussed below, was extended to November 5, 2025. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
SEPTEMBER 30, 2024

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
On July 2, 2024, the Company entered into the Flybondi Novation Agreement with FB Parent Limited (the “Assignor”), FB Parent (the “Assignee”), Merger Sub, Flybondi and the Joining Sellers. Pursuant to the Novation Agreement, the Assignor assigned to the Assignee all of its liabilities, agreements, obligations, rights and duties in, under, and arising from the Flybondi Business Combination Agreement (the “Substitution”).
Also on July 2, 2024, the Company, Sponsor, and Flybondi entered into the Flybondi Sponsor Support Agreement Amendment to reflect the Substitution.
On October 1, 2024, the parties to the Flybondi Business Combination Agreement entered into the Second Amendment to Business Combination Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Flybondi Business Combination Agreement) from November 1, 2024 to March 31, 2025. Other than the extension of the Agreement End Date, the terms of the Flybondi Business Combination Agreement remain unchanged.
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
SEPTEMBER 30, 2024

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
In connection with the approval of the Second Extension Amendment Proposal, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or our liquidation. Additionally, the Company has deposited and will continue to deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.
On October 28, 2024, the Company convened and then determined to adjourn, without conducting any business, the Third Extension Meeting to October 31, 2024, in order to extend the period of time for redemptions and reversal of redemptions.
On October 31, 2023, the Company held the Third Special Meeting, at which the stockholders approved, among other things, the Third Extension Amendment Proposal. Following approval of the Third Extension Amendment Proposal, the Combination Period was extended from November 5, 2024 to November 5, 2025. In connection with the vote to approve the Third Extension Amendment Proposal, Public Stockholders holding 835,672 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $9.5 million (approximately $11.41 per share) was removed from the Trust Account to pay such redeeming Public Stockholders.
On November 6, 2024, in connection with the approval of the Third Extension Amendment Proposal, the Company issued the Third Extension Promissory Note in the aggregate principal amount of up to $130,561 to the Sponsor. The Third Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the Company’s liquidation. Additionally, the Company agreed to make monthly deposits of $10,880 into the Trust Account for each calendar month (commencing on November 6, 2024) or portion thereof, that was needed by the Company to complete an initial Business Combination until November 5, 2025, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.
As of September 30, 2024, the Company had deposited an aggregate of $959,544 to fund the Trust Account. For the three and nine month ended September 30, 2024, an aggregate of $89,875 and $269,627, respectively, was deposited in the Trust Account. For the three and nine month ended September 30, 2023, an aggregate of $315,000 and $525,000, respectively, was deposited in the Trust Account.
Since September 30, 2024 through the date of this Report, an aggregate of $40,839 has been deposited into the Trust Account to extend the Combination Period to December 5, 2024.
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
SEPTEMBER 30, 2024

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
During the second quarter, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024.
On October 23, 2024, the Company filed its excise tax return and paid $1,076,073 using $900,000 acquired from the Cartesian Escrow Parties in association with the Flybondi Business Combination Agreement.
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
SEPTEMBER 30, 2024

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
On November 4, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule
IM-5101-2
(“Rule
IM-5101-2”),
the staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s Class A common stock, warrants, and units will be suspended at the opening of business on November 11, 2024 and (iii) a Form
25-NSE
will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule
IM-5101-2,
a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by November 2, 2024, the Staff concluded that the Company did not comply with Rule
IM-5101-2
and that the Company’s securities are now subject to delisting.
Trading of the Company’s securities on the OTC market commenced on November 11, 2024. The delisting from Nasdaq and the commencement of trading on the OTC market does not affect the Company’s previously announced Business Combination with Flybondi, as both parties continue to work to effectuate the completion of that Business Combination. The combined company, which will be Flybondi Holdings plc, has applied for listing of its securities on the Nasdaq Stock Market in connection with the completion of the Business Combination.
The Company will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.
Liquidity, Capital Resources and Going Concern
As of September 30, 2024, we had $927,414 in our operating bank account (including $900,000 in a segregated account for the payment of Excise Taxes), and a working capital deficit of $3,929,352 (including $900,000 in cash received from the Cartesian Escrow Parties for the payment of Excise Taxes).
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
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the Trust Account (see Note 3). As of September 30, 2024, $355,000 had been borrowed under the First Extension Promissory Note.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

On November 8, 2023, the Company issued the Second Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $359,503 to be deposited into the Trust Account (see Note 3). As of September 30, 2024, $329,540 had been borrowed under the Second Extension Promissory Note.
On July 10, 2023, the Company issued the June 2023 Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 (see Note 3). As of September 30, 2024, $1,500,000 had been borrowed under the June 2023 Note.
On September 12, 2024, the Company issued the September 2024 Note in the aggregate principal amount of up to $3,000,000 to the Sponsor. The September 2024 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital and transaction expenses. The September 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2024, $77,377 had been borrowed under the September 2024 Note.
Included on the accompanying unaudited condensed balance sheet at September 30, 2024 is $900,000 of cash released to the Company on April 30, 2024 by the Cartesian Escrow Parties for the payment of the Company’s Excise Tax liability. Such amount was released to the Company solely for the purpose of the Company paying the Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) is being held by the Company in a segregated bank account.
In connection with the Company’s assessment of going concern considerations in accordance with
ASU 2014-15,
Management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, and insufficient cash raises substantial doubt about the Company’s ability to continue as a going concern. At the Third Special Meeting, the stockholders extended the Combination Period from November 5, 2024 to November 5, 2025; however, it is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period
Note 2 — Significant Accounting Policies
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
The accompanying unaudited condensed financial statements should be read in conjunction with the 2023 Annual Report. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
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
SEPTEMBER 30, 2024

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
Cash held in Trust Account
As of September 30, 2024 and December 31, 2023, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account generally has a readily determinable fair value and is classified as a Level 1 valuation.
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
SEPTEMBER 30, 2024

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
Forward Purchase Agreement
The Company accounted for the 3,000,000 Forward Purchase Shares issued pursuant to the FPAs in accordance with the guidance contained in ASC
815-40
(see Note 4). Such guidance provides that because the FPAs do not meet the criteria for equity treatment thereunder, each FPA must be recorded as a liability. Accordingly, the Company classifies each FPA at its fair value. This FPA is subject tore-measurement at each balance sheet date. With each such re-measurement,
the FPA would be adjusted to fair value, with the change in fair value recognized in the accompanying unaudited condensed statement of operations.
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
which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effect tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 due to New York State and City taxes, Business Combination related expenses and the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023, due to changes in fair value of the FPAs and the valuation allowance on the deferred tax assets. The Company’s effective tax rate was (19.8)% and 4.0% for the three months ended September 30, 2024 and 2023, respectively, (16.6)% and 42.5% for the nine months ended September 30, 2024 and 2023, respectively.
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
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than
50
percent likely to be realized upon ultimate settlement with the related tax authority. The Company is in the process of amending the 2023 corporate income tax return. The Company’s operations included those activities necessary to consummate a Business Combination. As such, the Company deducted startup and operating costs for tax return purposes. As a result, the Company recognized a reserve for uncertain tax positions on the balance sheet. At September 30, 2024 and December 31, 2023, the Company reported $371,214 and $0 on the balance sheet for this uncertainty.
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
The Class A Common Stock subject to possible redemption reflected on the accompanying condensed balance sheets as of September 30, 2024 and December 31, 2023 is reconciled in the following table:

Class A Common Stock subject to possible redemption	Shares	Amount
January 1, 2023	11,500,000	$117,737,665
Less:
Redemptions	(10,301,658)	(107,607,366)
Plus:
Remeasurement of carrying value to redemption value	—	2,793,358

December 31, 2023	1,198,342	$12,923,657

January 1, 2024	1,198,342	$12,923,657
Plus:
Remeasurement of carrying value to redemption value	—	534,622

September 30, 2024	1,198,342	$13,458,279

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

Net (Loss) Income Per Common Stock
The Company complies with the accounting and disclosure requirements of ASC 260. Net (loss) income per Common Stock is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period. At September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted (loss) income per Common Stock is the same as basic (loss) income per Common Stock for the periods presented.
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
Class A and Class B Common Stock outstanding, allocated proportionally to each class of Common Stock.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A
	Class A	And Class B	Class A	And Class B	Class A	And Class B	Class A	And Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(78,871)	$(189,222)	$353,104	$335,048	$(271,405)	$(651,140)	$421,711	$171,650

Denominator:
Basic and diluted weighted average shares outstanding	1,198,342	2,875,000	3,029,941	2,875,000	1,198,342	2,875,000	7,063,302	2,875,000

Basic and diluted net (loss) income per share	$(0.07)	$(0.07)	$0.12	$0.12	$(0.23)	$(0.23)	$0.06	$0.06

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
SEPTEMBER 30, 2024

In December 2023, the FASB issued ASU
2023-09,
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements.
ASU2023-09
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
Note 3 — Related Party Transactions
Working Capital Loans—Convertible
On July 10, 2023, the Company issued the June 2023 Note to the Sponsor in an amount of up to $1,500,000 in connection with the Working Capital Loans—convertible. The June 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans—convertible. As of September 30, 2024 and December 31, 2023, the Company owed $1,500,000 and $910,083, respectively, under the June 2023 Note and reported the amounts as Working Capital Loans—convertible on the accompanying condensed balance sheets.
Administrative Fees
Pursuant to the Services Agreement, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three and nine months ended September 30, 2024 and 2023 is $60,000 and $180,000, respectively. At September 30, 2024 and December 31, 2023, $100,000 and $80,000, respectively, is reported on the accompanying condensed balance sheets as due to the Sponsor for the administrative fees.
Promissory Notes – Related Party
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5 th
of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. At September 30, 2024 and December 31, 2023, the Company had $355,000 of borrowings under the First Extension Promissory Note.
On November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, the Company will continue to deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5 th
day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At September 30, 2024 and December 31, 2023, the Company had $329,540 and $59,917, respectively, of borrowings under the Second Extension Promissory Note.
On September 12, 2024, the Company issued the September 2024 Note in the aggregate principal amount of up to $3,000,000 to the Sponsor. The September 2024 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital and transaction expenses. The September 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At September 30, 2024, the Company had $77,377 of borrowings under the September 2024 Note.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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
Underwriter Agreement
The underwriters of the IPO were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the closing of the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter commission. As of September 30, 2024 and December 31, 2023, the deferred underwriting commission is $0.
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
SEPTEMBER 30, 2024

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
Excise Tax
In the First Special Meeting Redemptions and the Second Special Meeting Redemptions, holders of 10,301,658 shares of Class A Common Stock properly exercised their right to redeem their Public Shares for an aggregate redemption amount of $107,607,366. As such, the Company has recorded a 1% Excise Tax liability in the amount of $1,076,073 on the accompanying condensed balance sheet as of September 30, 2024. The liability does not impact the accompanying unaudited condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
On April 30, 2024, in association with the Flybondi Business Combination Agreement, the Cartesian Escrow Parties have released $900,000 to the Company solely for the purpose of the Company paying the Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) which is being held by the Company in a segregated bank account. On October 23, 2024, the Company filed its excise tax return and paid $1,076,073 using $900,000 acquired from the Cartesian Escrow Parties in association with the Flybondi Business Combination Agreement.
Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there was 2,874,999 shares of Class A Common Stock issued or outstanding, excluding 1,198,342 shares subject to possible redemption.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there was one share of Class B Common Stock issued and outstanding.
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
SEPTEMBER 30, 2024

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the Warrants become exercisable to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-trading-dayperiod
commencing once the Warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

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
Note 6 — Fair Value Measurements
As of September 30, 2024 and December 31, 2023, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account is carried at fair value, which is generally readily determinable.
Recurring Fair Value Measurements
Under the guidance in
ASC815-40,
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
SEPTEMBER 30, 2024

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
Note 7 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based on the Company’s review, except as described in the Notes, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Recent Developments

Excise taxes

On October 23, 2024, we filed our excise tax return and paid $1,076,073 using $900,000 acquired from the Cartesian Escrow Parties as contemplated by the Flybondi Business Combination Agreement.

Securities Listing

On November 4, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), the staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s Class A common stock, warrants, and units will be suspended at the opening of business on November 11, 2024 and (iii) a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by November 2, 2024, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities are now subject to delisting.

Trading of the Company’s securities on the OTC market commenced on November 11, 2024. The delisting from Nasdaq and the commencement of trading on the OTC market does not affect the Company’s previously announced Business Combination with Flybondi, as both parties continue to work to effectuate the completion of that Business Combination. The combined company, which will be Flybondi Holdings plc, has applied for listing of its securities on the Nasdaq Stock Market in connection with the completion of the Business Combination.

The Company will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

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

In connection with the approval of the Second Extension Amendment Proposal, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or our liquidation. Additionally, we have deposited and will continue to deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.

On October 31, 2023, the Company held the Third Special Meeting, at which the Company’s stockholders approved, among other things, the Third Extension Amendment Proposal, which extended the Combination Period from November 5, 2024 to November 5, 2025. In connection with the vote to approve the Third Extension Amendment Proposal, Public Stockholders holding 835,672 Public Shares were redeemed in connection with the vote to approve the Third Extension Amendment Proposal, resulting in approximately $9.5 million (approximately $11.41 per share) being removed from the Trust Account to pay such redeeming Public Stockholders. Following the Third Special Meeting Redemptions, we have 362,670 Public Shares outstanding.

On November 6, 2024, in connection with the approval of the Third Extension Amendment Proposal, the Company issued the Third Extension Promissory Note in the aggregate principal amount of up to $130,561 to the Sponsor. The Third Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the Company’s liquidation. Additionally, the Company agreed to make monthly deposits of $10,880 into the Trust Account for each calendar month (commencing on November 6, 2024) or portion thereof, that was needed by the Company to complete an initial Business Combination until November 5, 2025, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.

As of September 30, 2024, we had deposited an aggregate of $959,544 to fund the Trust Account. For the three and nine month ended September 30, 2024, an aggregate of $89,875 and $269,627, respectively, was deposited in the Trust Account. For the three and nine month ended September 30, 2023, an aggregate of $315,000 and $525,000, respectively, was deposited in the Trust Account.

Since September 30, 2024 through the date of this Report, an aggregate of $40,839 has been deposited into the Trust Account to extend the Combination Period to December 5, 2024.

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

Flybondi Business Combination

On October 19, 2023, we entered into the Flybondi Business Combination Agreement, as amended by the Flybondi Novation Agreement on on July 2, 2024, and as further amended by the Second Amendment to Business Combination Agreement on October 1, 2024, with Flybondi, FB Parent, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.

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

On July 2, 2024, the Company entered into the Flybondi Novation Agreement with FB Parent Limited (the “Assignor”), FB Parent (the “Assignee”), Merger Sub, Flybondi and the Joining Sellers. Pursuant to the Novation Agreement, the Assignor assigned to the Assignee all of its liabilities, agreements, obligations, rights and duties in, under, and arising from the Flybondi Business Combination Agreement (the “Substitution”).

Also on July 2, 2024, the Company, Sponsor, and Flybondi entered into the Flybondi Sponsor Support Agreement Amendment to reflect the Substitution.

On October 1, 2024, the parties to the Flybondi Business Combination Agreement entered into the Second Amendment to Business Combination Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Flybondi Business Combination Agreement) from November 1, 2024 to March 31, 2025. Other than the extension of the Agreement End Date, the terms of the Flybondi Business Combination Agreement remain unchanged.

For a full description of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination, please see “Item 1. Business” of the 2023 Annual Report.

Uncertain Tax Position

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is in the process of amending the 2023 corporate income tax return. The Company’s operations included those activities necessary to consummate a Business Combination. As such, the Company deducted startup and operating costs for tax return purposes. As a result, the Company recognized a reserve for uncertain tax positions on the balance sheet. At September 30, 2024 and December 31, 2023, the Company reported $371,214 and $0 on the balance sheet for this uncertainty.

Results of Operations

As of September 30, 2024, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through September 30, 2024 relates to our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective and consummation of an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in our Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $268,093, which consisted of operating costs of $397,659 and provision for income tax of $44,219, partially offset by interest income from the Trust Account of $173,785.

For the nine months ended September 30, 2024, we had net loss of $922,545, which consisted of operating costs of $1,306,230 and provision for income tax of $131,362, partially offset by interest income from the Trust Account of $515,047.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, we had $927,414 in our operating bank account, (including $900,000 in a segregated account for the payment of Excise Taxes), and a working capital deficit of $3,929,352 (including $900,000 in cash received from Cartesian Escrow Parties for the payment of excise taxes).

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through (i) a loan under the IPO Promissory Note issued to the Sponsor totaling $252,950 and (ii) the issuance of 2,875,000 Class B Common Stock at approximately $0.009 per share for gross proceeds of $25,000. The IPO Promissory Note has been repaid and no other borrowings are permitted. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the issuance of the Private Placement Warrants, which generated gross proceeds of $4,950,000 and the June 2023 Note.

On May 8, 2023, we issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5th of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate Business Combination and (ii) the date of our liquidation. At September 30, 2024 and December 31, 2023, we had $355,000 of borrowings under the First Extension Promissory Note.

On November 8, 2023, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we will continue to deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At September 30, 2024 and December 31, 2023, we had $329,540 and $59,917, respectively, of borrowings under the Second Extension Promissory Note.

On September 12, 2024, we issued the September 2024 Note in the aggregate principal amount of up to $3,000,000 to the Sponsor. The September 2024 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital and transaction expenses. The September 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At September 30, 2024 the Company had $77,377 of borrowings under the September 2024 Note.

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

On July 10, 2023, we issued the June 2023 Note to the Sponsor in an amount of up to $1,500,000 in connection with the Working Capital Loans - convertible. The June 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our Company. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans - convertible, but no proceeds from the Trust Account would be used to repay the Working Capital Loans - convertible. As of September 30, 2024 and December 31, 2023, we owed $1,500,000 and $910,083, respectively, under the June 2023 Note and reported the amounts as Working Capital Loans - convertible on the condensed balance sheets in “Item 1. Financial Statements”.

Included on the unaudited condensed balance sheet at September 30, 2024 in “Item 1. Financial Statements” is $900,000 of cash release to us by the Cartesian Escrow Parties for the payment of our Excise Tax liability. Such amount was released to us solely for the purpose paying our Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) is being held by us in a segregated bank account. On October 23, 2024, the Company filed its excise tax return and paid $1,076,073 using $900,000 acquired from the Cartesian Escrow Parties in association with the Flybondi Business Combination Agreement.

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

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, Management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination within the Combination Period, and insufficient cash, raises substantial doubt about our ability to continue as a going concern. Following the Third Special Meeting, we have until November 5, 2025 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

On November 2, 2021, we agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Services Agreement. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. Total administrative fee for the three and nine months ended September 30, 2024 is $60,000 and $180,000, respectively. At September 30, 2024 and December 31, 2023, $100,000 and $80,000 is reported on the condensed balance sheets in “Item 1. Financial Statements” as due to the Sponsor for the administrative fees due, respectively.

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

Underwriter Agreement

The underwriters of the Initial Public Offering were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the Initial Public Offering and $0.70 per Unit per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of September 30, 2024 and December 31, 2023, the deferred underwriting fee is $0.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended September 30, 2024, due to identified material weaknesses related to errors in fair value calculation of certain financial instruments, unrecorded liabilities, including New York State taxes and lack of control in connection with timely review of the difference between the 2023 tax provision and corporate income tax return that resulted a potential tax liability of $371,214 as of September 30, 2024. Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule12b-2of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2021 Annual Report, (ii) 2022 Annual Report, (iii) 2023 Annual Report, (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, September 30, 2023 and June 30, 2024, as filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022, May 15, 2023, November 21, 2023 and August 7, 2024, respectively and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on August 6, 2024 Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Flybondi and the Flybondi Business Combination, please see the Flybondi Registration Statement once publicly filed.

Nasdaq has delisted our securities from trading on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On November 4, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2, the staff of Nasdaq had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s Class A common stock, warrants, and units will be suspended at the opening of business on November 11, 2024 and (iii) a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by November 2, 2024, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities are now subject to delisting.

Trading of the Company’s securities on the OTC market commenced on November 11, 2024. The delisting from Nasdaq and the commencement of trading on the OTC market does not affect the Company’s previously announced Business Combination with Flybondi, as both parties continue to work to effectuate the completion of that Business Combination. The combined company, which will be Flybondi Holdings plc, has applied for listing of its securities on the Nasdaq Stock Market in connection with the completion of the Business Combination.

The delisting of our securities by Nasdaq could adversely affect the trading market for our securities, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our securities and the Company’s ability to raise additional capital.

Moreover, we can provide no assurance that trading in our securities will continue over the counter or otherwise. As a result of the delisting, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our shares of common stock are “penny stock”, which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Currently our securities are not eligible for proprietary broker-dealer quotations. All quotes will reflect unsolicited customer orders and, as a result, we expect any trading to involve a higher risk of wider spreads, increased volatility, and price dislocations and a general illiquid trading environment. Proprietary broker-dealer quotations may not commence until an initial review by a broker-dealer under the SEC’s Rule 15c2-11 which would enable brokers to publish competing quotes and provide continuous market making. No assurance can be provided that a liquid trading market will develop even if market makers begin proprietary quotations and thus we expect investors will experience difficulty in trading our securities.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because they have been delisted, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities. This state level regulation introduces additional compliance requirements for brokers to consider making markets in our securities and will further negatively impact any trading liquidity in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

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
On October 31, 2023, the Company held the Third Special Meeting, which was adjourned from October 28, 2024, at which the Company’s stockholders approved, among other things, the Third Extension Amendment Proposal, which extended the Combination Period from November 5, 2024 to November 5, 2025. 835,672 Public Shares that were redeemed in connection with the vote to approve the Third Extension Amendment Proposal, resulting in approximately $9.5 million (approximately $11.41 per share) being removed from the Trust Account to pay such redeeming Public Stockholders. Following the Third Special Meeting Redemptions, we have 362,670 Public Shares outstanding.
There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in
Rule 16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule10b5-1trading arrangement” or any
“non-Rule10b5-1trading
arrangement,” as each term is defined in Item 408 of Regulation
S-K.
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

Dated: November 14, 2024	INTEGRAL ACQUISITION CORPORATION 1

	By:	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Oliver Matlock
	Name:	Oliver Matlock
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)