Form 10-K
period 2024-12-31
Integral Acquisition Corp 1
filed 2025-02-19
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number: 001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas, 23rd Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 209-6132
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	INTEU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	INTE	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	INTW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
The aggregate market value of the outstanding shares of the registrant’s Class A Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC was $13,706,795.
As of February
18
, 2025, there were 3,237,669 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

•	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

•	the ability of our officers and directors to generate additional potential acquisition opportunities, if needed;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•

the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than $10.15 per Public Share;

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

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022;

•	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;

•	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 12, 2024;

•	“2023 Promissory Note” are to a that certain unsecured promissory note in the principal amount of up to $1,500,000 issued to our Sponsor on July 10, 2023;

•	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

•	“2024 Promissory Note” are to a that certain unsecured promissory note in the principal amount of up to $3,000,000 issued to our Sponsor on September 12, 2024;

•	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

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

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASC 260” are to FASB ASC Topic 260, “Earnings Per Share”;

•	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

•	“ASC 405” are to FASB ASC Topic 405, “Liabilities”;

•	“ASC 480” are to FASB ASC Topic 480, “Distinguishing Liabilities from Equity”;

•	“ASC 740” are to FASB ASC Topic 740, “Income Taxes”;

•	“ASC 815” are to FASB ASC Topic 815, “Derivatives and Hedging”;

•	“ASC 820” are to FASB ASC Topic 820, “Fair Value Measurements and Disclosures”;

•	“ASU” are to the FASB Accounting Standards Update;

•	“ASU 2014-15” are to FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”;

•

“ASU 2020-06” are to FASB ASU Topic 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”;

•	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

•	“ASU 2023-09” are to FASB ASU Topic 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures;

•	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

•	“Board of Directors” or “Board” are to our board of directors;

•	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses;

•	“Carnegie Park” are to Carnegie Park Capital, LLC (and/or its affiliates);

•	“Cartesian” are to Cartesian Capital Group, LLC;

•	“Cartesian Escrow Parties” are to Cartesian and Flybondi, together;

•	“Charter Amendment Proposals” are to the Founder Share Amendment Proposal (as defined below) and the Second Extension Amendment Proposal (as defined below);

•	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

•	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

•	“Cohen & Company” are to Cohen & Company Capital Markets, a division of J.V.B. (as defined below);

•

“Combination Period” are to the period, from the closing of the Initial Public Offering to November 5, 2025 (or such earlier date as determined by the Board) as extended by the Third Extension (as defined below), that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws and regulations;

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

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Escrow Amount” are to an aggregate amount of $900,000 to be put into escrow by the Cartesian Parties on or before December 15, 2023;

•	“Escrow Agreement” are to the escrow agreement, dated December 13, 2023, we entered into with the Cartesian Parties;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“Excise Tax” are to the U.S. federal 1% Excise Tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the IR Act (as defined below);

•	“Extensions” are to the First Extension, Second Extension and Third Extension, collectively;

•

“Extension Promissory Notes” are to the First Extension Promissory Note (as defined below), the Second Extension Promissory Note (as defined below) and the Third Extension Promissory Note (as defined below), collectively;

•	“FASB” are to the Financial Accounting Standards Board;

•	“FB Parent” are to FB Parent Limited, a limited company incorporated under the laws of England and Wales;

•	“FB Parent Holdings” are to Flybondi Holdings plc, a public limited company incorporated under the laws of England and Wales;

•	“Flybondi” are to Flybondi Limited, a limited company incorporated under the laws of England and Wales;

•	“Flybondi Business Combination” are to the transactions contemplated by the Flybondi Business Combination Agreement (as defined below);

•

“Flybondi Business Combination Agreement” are to the Business Combination Agreement, dated as of October 19, 2023, by and among us, Flybondi, FB Parent Holdings, Merger Sub (as defined below) and the Sellers (as defined below), as it may be amended, supplemented, or otherwise modified from time to time, and as assigned under the Novation Agreement (as defined below);

•

“Flybondi Registration Statement” are to the Registration Statement on Form F-4, which includes a proxy statement/prospectus prepared by us, Flybondi and FB Parent, initially filed by FP Parent with the SEC on January 23, 2025, in connection with the Flybondi Business Combination;

•

“First Extension” are to the extension of the date by which we must consummate our initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board), as approved by the stockholders at the First Special Meeting (as defined below);

•

“First Extension Amendment Proposal” are to the proposal at the First Special Meeting to approve an amendment to the Amended and Restated Charter to extend the date by which we must consummate our initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board);

•	“First Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $630,000 issued on May 8, 2023 to the Sponsor in connection with the First Extension;

•	“First Special Meeting” are to the special meeting of our stockholders held on May 3, 2023;

•	“FINRA” are to the Financial Industry Regulatory Authority;

v

•	“Forward Purchase Shares” are to the shares of Class A Common Stock that were to be issued pursuant to the FPAs (as defined below);

•

“Founder Share Conversion” are to the 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) issued on November 3, 2023, following the approval of the Founder Share Amendment Proposal by our stockholders at the Second Special Meeting (as defined below), upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor and such Anchor Investor, respectively, as Founder Shares;

•

“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor in the Private Placement (as defined below) and the shares of Class A Common Stock that (i) will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares”) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor and a certain Anchor Investor as Founder Shares;

•

Founder Share Amendment Proposal” are to the proposal at the Second Special Meeting to approve an amendment to the Amended and Restated Charter to grant a holder of shares of Class B Common Stock the right to convert such shares into shares of Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination;

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

•

“Nasdaq 36 Month Requirement” are to the Nasdaq Listing Rule IM-5101-2, which requires that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

•	“Nasdaq Staff” are to the Listing Qualifications Department of Nasdaq;

•	“Novation Agreement” are to the Assignment, Novation and Amendment Agreement, dated as July 2, 2024, we entered into with FB Parent, FB Parent Holdings, Merger Sub, Flybondi and the Sellers;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

•	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

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

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 2, 2021, which we entered into with the Sponsor and the holders party thereto;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

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

•

“Third Extension” are to the extension of the date by which we must consummate our initial Business Combination from November 5, 2024 to November 5, 2025, on a monthly basis (or such earlier date as determined by the Board), as approved by our stockholders at the Third Special Meeting (as defined below);

•

“Third Extension Amendment Proposal” are to the proposal at the Third Special Meeting to approve an amendment to the Amended and Restated Charter to extend the date by which we must consummate its initial Business Combination from November 5, 2024 to November 5, 2025, on a monthly basis (or such earlier date as determined by the Board);

•

“Third Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $130,561 issued on November 6, 2024 to the Sponsor in connection with the Third Extension;

•	“Third Special Meeting” are to the special meeting in lieu of an annual meeting of our stockholders held on October 31, 2024;

•	“Treasury” are to the U.S. Department of the Treasury;

•

“Trust Account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

•	“Trust Agreement” are to the Investment Management Trust Agreement, dated November 2, 2021, which we entered into with Continental, as trustee of the Trust Account;

•	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

•	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

•	“Warrant Agreement” are to the Warrant Agreement, dated as of November 2, 2021, which we entered into with Continental;

•	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

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

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Enrique Klix, our Chief Executive Officer, and Oliver Matlock, our Chief Financial Officer, who have many years of experience in identifying and understanding the key fundamental theses of the businesses operating in our targeted geography and sector. We must complete our initial Business Combination by November 5, 2025. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

The Flybondi Business Combination Agreement

On October 19, 2023, we entered into the Flybondi Business Combination Agreement, with Flybondi, FB Parent Holdings, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.

On July 2, 2024, we entered into the Novation Agreement with FB Parent, Merger Sub, Flybondi, FB Parent Holdings and the Sellers, pursuant to which, FB Parent Holdings assigned to FB Parent all of its liabilities, agreements, obligations, rights and duties in, under, and arising from the Flybondi Business Combination Agreement.

On October 1, 2024, the parties to the Flybondi Business Combination Agreement entered into the second amendment to the Business Combination Agreement to extend the Agreement End Date (as defined below) from November 1, 2024 to March 31, 2025.

The below subsection describes the material provisions of the Flybondi Business Combination Agreement but does not purport to describe all the terms thereof. This summary of the Flybondi Business Combination Agreement is qualified in its entirety by reference to the complete text of the Flybondi Business Combination Agreement, a copy of which is filed hereto as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the Flybondi Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the Flybondi Business Combination.

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

In connection with the closing of the Flybondi Business Combination (the “Closing”), (i) FB Parent and certain holders of FB Parent securities upon the Closing, including the Sponsor, certain of our directors and executive officers and certain Sellers will enter into a lock-up agreement (the “Lock-Up Agreement”) with respect to certain equity or equity-linked securities of FB Parent as set forth in the Lock-Up Agreement (the “Lock-Up Securities”), and (ii) FB Parent and certain holders of FB Parent securities upon the Closing, including the Sponsor and certain Sellers, will enter into a registration rights agreement (the “Flybondi Registration Rights Agreement”) with respect to certain equity or equity-linked securities of FB Parent as set forth in the Flybondi Registration Rights Agreement (the “Covered Securities”), in each case as further described below.

Consideration

At the effective time of the Share Exchange, the total consideration to be paid by FB Parent to the Sellers for their Flybondi Shares shall be an aggregate number of FB Parent ordinary shares valued at $10.00 per share, with an aggregate value of up to $300,000,000, with such amount equaling $300,000,000 if all holders of Flybondi Shares that are not Signing Sellers participate in the transactions by executing Seller Joinders by the Flybondi Business Combination Agreement. Each Flybondi Share outstanding immediately prior to the effective time of the Share Exchange and held by a Seller will be exchanged for the number of FB Parent ordinary shares equal to the exchange ratio as provided in the Flybondi Business Combination Agreement. All of the in-the-money vested Flybondi options outstanding immediately prior to the Share Exchange will be exercised and converted into the right to receive the number of FB Parent options equal to the exchange ratio as provided in the Flybondi Business Combination Agreement. All unvested and/or out-of-the-money Flybondi options will be converted into options to purchase ordinary shares of FB Parent.

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

Flybondi Registration Statement and Flybondi Stockholder Meeting

We, FB Parent and Flybondi has prepared and FB Parent has filed with the SEC, on January 23, 2025, the Flybondi Registration Statement in connection with the registration under the Securities Act of certain securities to be issued by FB Parent pursuant to the proposed Flybondi Business Combination, which includes a proxy statement/prospectus that constitutes (i) a prospectus relating to the offer of such FB Parent securities and (ii) a proxy statement to be distributed to our stockholders in connection with the solicitation of proxies for the vote at a special meeting of our stockholders (the “Flybondi Special Meeting”) to be held to approve the proposed Flybondi Business Combination and other matters as described in the Flybondi Registration Statement, and in connection with the approval thereof, to provide our Public Stockholders with the opportunity to redeem their Public Shares in accordance with the redemption rights set forth in our Amended and Restated Charter.

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

Pursuant to the Seller Joinders, the Joining Sellers agreed to make certain representations and warranties relating to, among other things, their ability to enter into the transactions contemplated by the Flybondi Business Combination Agreement and their ownership of the Flybondi Shares, as well as covenants to support and vote in favor of the Flybondi Business Combination.

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

Flybondi agreed that, in connection with our Excise Tax liability as of December 31, 2023 in the amount of $900,000, Flybondi and/or Cartesian shall fund an aggregate amount of $900,000 into escrow on or before December 15, 2023, pursuant to the terms of an the Escrow Agreement. The Escrow Agreement provides that the Escrow Amount would be released to us on solely for the purpose of paying our Excise Tax liability and that if, after funding of the Escrow Amount but before the Agreement End Date, (i) we provide a termination notice to Flybondi under the Flybondi Business Combination Agreement other than with respect to a termination pursuant to Flybondi’s uncured material breach of the Flybondi Business Combination Agreement, (ii) we initiate our liquidation or publicly announce our intention to liquidate, or (iii) we cease to undertake commercially reasonable efforts to reach the Closing in breach of the Flybondi Business Combination Agreement, then (x) if prior to the release of the Escrow Amount to us, the escrow agent shall release the Escrow Amount to the Cartesian Escrow Parties, and (y) if after the release of the Escrow Amount to us, we shall pay to the Cartesian Escrow Parties an amount in cash equal to the Escrow Amount.

On April 30, 2024, the Escrow Amount was released to us solely for the purpose of paying our Excise Tax liability, which was paid on October 23, 2024, using the Escrow Amount and additional funds from our Company.

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

ii.

all waiting periods (and any extensions thereof) applicable to the proposed Flybondi Business Combination under any Antitrust Law, and any commitments or agreements (including timing agreements) with any Governmental Authority not to consummate the proposed Flybondi Business Combination before a certain date, will have expired or been terminated, and all other Regulatory Approvals will have been obtained;

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

iii.

by written notice from Flybondi or us to such other party if our Stockholders’ Approval will not have been obtained by reason of the failure to obtain the required vote at the Flybondi Special Meeting duly convened therefor or at any adjournment or postponement thereof, subject to exceptions and conditions as described in the Flybondi Business Combination Agreement;

iv.

by written notice from Flybondi, if an extension of the date by which we must complete our initial Business Combination (an “Integral Extension”) is not effected and we must liquidate in accordance with our Governing Documents;

v.

prior to the Closing, by written notice to Flybondi from us if there is an uncured breach of any representation, warranty, covenant or agreement on the part of Flybondi, the Sellers, FB Parent or Merger Sub that would cause the related closing condition to not be satisfied, or the Closing has not occurred on or before March 31, 2025 (the “Agreement End Date”), subject to exceptions and conditions as described in the Flybondi Business Combination Agreement;

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

If the Flybondi Business Combination Agreement is terminated by us pursuant to clauses (ii), (iii), (v), or (ix) above, or is automatically terminated pursuant to clause (vii) above and within a 12-month period of termination Flybondi enters into a letter of intent, memorandum of understanding or similar agreement, including a definitive agreement, in connection with a merger, acquisition, or similar transaction with a third party, as defined more fully in the Flybondi Business Combination Agreement (a “Competing Transaction”), or Flybondi consummates a Competing Transaction, within thirty (30) days, Flybondi shall pay us $9,000,000 (the “Break Fee”) by wire transfer of immediately available funds. The Break Fee will be in lieu of any other money damages or another remedy at law available to us or the Sponsor and shall supersede any claims by our Company or the Sponsor related to the Excise Tax Liability.

If the Flybondi Business Combination Agreement is terminated by Flybondi pursuant to clauses (ii), (iii), (iv), (vi), or (viii) above or is automatically terminated pursuant to clause (vii) above and within a 12-month period of termination, we enter into a letter of intent, memorandum of understanding or similar agreement, including a definitive agreement, in connection with a Competing Transaction, or we consummate a Competing Transaction, within thirty (30) days, we shall pay Flybondi the Break Fee by wire transfer of immediately available funds.

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

Ancillary Agreements

Sponsor Support Agreement

Concurrently with the execution and delivery of the Flybondi Business Combination Agreement, we, Flybondi, and the Sponsor executed an agreement (the “Flybondi Sponsor Support Agreement,” as amended by the Flybondi Sponsor Support Agreement Amendment (as defined below)), pursuant to which, among other things, the Sponsor agreed to (i) vote the shares of our Common Stock held by it in favor of the Flybondi Business Combination Agreement and each of the Transaction Proposals, (ii) not transfer any shares of our Common Stock held by it between the date of the Flybondi Business Combination Agreement and the Closing, subject to certain exceptions, (iii) not redeem any shares of the Common Stock held by it in connection with the Flybondi Business Combination and waive its redemption rights, and (iv) at Closing, transfer, directly or constructively (including pursuant to a forfeiture and reissuance), 500,000 Founder Shares and 1,650,000 Founder Warrants (as defined in the Flybondi Sponsor Support Agreement), to or as directed by Flybondi, (v) in the event of our non-compliance of certain of its obligations to refund the Escrow Amount to the Cartesian Escrow Parties in connection with the Escrow Agreement, offer the Cartesian Escrow Parties the option to purchase 1,581,250 Founder Shares for $1.00, in each case, on the terms and subject to the conditions set forth in the Flybondi Sponsor Support Agreement, (vi) as promptly as practicable after the Integral Extension (and in any case, within ten (10) Business Days of the date thereof), convert substantially all of the shares of our Class B Common Stock issued and outstanding for a number of validly issued, fully paid and nonassessable shares of our Class A Common Stock and (vii) immediately prior to the Closing, convert all bona fide cash loan amounts due from us to the Sponsor into Warrants at a value of $1.00 per warrant.

On July 2, 2024, we entered into Amendment No. 1 to the Sponsor Support Agreement with the Sponsor and Flybondi (the “Flybondi Sponsor Support Agreement Amendment”) to reflect the assignment by FB Parent Holdings to FB Parent of all of its liabilities, agreements, obligations, rights and duties in, under, and arising from the Flybondi Business Combination.

The foregoing descriptions of the Flybondi Sponsor Support Agreement and Flybondi Sponsor Support Agreement Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Flybondi Sponsor Support Agreement and Flybondi Sponsor Support Agreement Amendment, copies of which are filed as Exhibits 10.14 and 10.20, respectfully, hereto and incorporated by reference herein.

Lock-Up Agreement

In connection with the Closing, FB Parent and certain holders of FB Parent securities upon the Closing, including the Sponsor, our certain directors and executive officers, and certain Sellers will enter into the Lock-Up Agreement, pursuant to which, among other things, each of such holders will agree to not effect any sale or distribution of certain Lock-Up Securities, subject to certain customary exceptions set forth in the Lock-Up Agreement, until the earliest of:

i.	with respect to 15% of the Lock-Up Securities, on the date that is the earlier of six months following the Closing and such date on which FB Parent completes a liquidation event;

ii.	with respect to 25% of the Lock-Up Securities, on the date that is the earlier of nine months following the Closing and such date on which FB Parent completes a liquidation event; and

iii.

with respect to 25% of the Lock-Up Securities, on the date that is the earlier of the first anniversary of the Closing and such date on which FB Parent completes a liquidation event. For the avoidance of doubt, 35% of the Lock-Up Securities shall not be subject to the lock-up period.

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

Warrant Amendment Agreement

In connection with the Closing, FB Parent, our Company and Continental, as warrant agent, will enter into an assignment and assumption agreement with respect to the Warrant Agreement, pursuant to which we will assign to FB Parent all of our rights, interests and obligations in and under the Warrant Agreement governing the Warrants and the terms and conditions of the Warrant Agreement will be amended and restated to, among other things, reflect the conversion of the Warrants to warrants of FB Parent representing the right to purchase FB Parent ordinary shares in connection with the consummation of the Flybondi Business Combination.

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

On November 2, 2023, we held the Second Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. Following approval of the Second Extension Amendment Proposal, our Combination Period was extended from November 3, 2023 to November 5, 2024. In connection with the vote to approve the Charter Amendment Proposals, the holders of 1,831,599 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $19,763,618 (approximately $10.79 per share) was removed from the Trust Account to pay such redeeming stockholders

On October 31, 2024, we held the Third Special Meeting. At the Third Special Meeting, our stockholders approved the Third Extension Amendment Proposal, which extended the date we had to consummate an initial Business Combination from November 5, 2024 to November 5, 2025, on a monthly basis (or such earlier date as determined by the Board). In connection with the vote to approve the Third Extension Amendment Proposal, stockholders holding 835,672 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $9.5 million (approximately $11.41 per share) was removed from the Trust Account to pay such redeeming stockholders.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Founder Share Conversion

Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion and the redemptions in connection with the Extensions, there were 3,237,669 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, our Sponsor holds approximately 87.3% of the issued and outstanding Class A Common Stock.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, such as Flybondi. We use these criteria and guidelines in evaluating potential Business Combination opportunities, but we may decide to enter into our initial Business Combination with a target business that meets some, but not all of these criteria and guidelines. We intend to conduct a Business Combination with a company that we believe:

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officers or directors are or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. Our Amended and Restated Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as our director or officer and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

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

Initial Business Combination

Nasdaq rules require that we must complete one or more Business Combination having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account, excluding the and taxes payable on the interest earned on the Trust Account (the “80% of Net Assets Test”). If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

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

Financial Position

With funds in the Trust Account as of December 31, 2024 of approximately $4,078,045 (before payment of any taxes paid or payable) available for a Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a mixture of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combination with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on

•	the particular industry in which we operate after our initial Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Our Sponsor, Initial Stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom they may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such stockholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the stockholder meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which Public Stockholders to purchase Public Shares from based on a negotiated price and number of Public Shares and any other factors that they may deem relevant, and will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes)), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2024, the amount in the Trust Account available for redemption was approximately $11.24 per Public Shares (before taxes paid or payable). Our Initial Stockholders, Sponsor, officers, and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

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

Manner of Conducting Redemptions

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination, such as the Flybondi Special Meeting, or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding Common Stock or seek to amend our Amended and Restated Charter would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our Public Stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Charter and applies whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon.

If we provide our Public Stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC, such as the proxy statement/prospectus contained within the Flybondi Registration Statement.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of our outstanding capital stock representing a majority of the voting power of all outstanding shares of our capital stock entitled to vote at such meeting. Our Initial Stockholders will count towards this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result of the redemptions in connection with the Extensions and the number of outstanding Founder Shares held by our Sponsor, unless otherwise required under applicable law, we will not require the vote of the holders of any of the Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, as the Founder Shares now constitute more than a majority of the total outstanding shares of Common Stock. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our initial Business Combination. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares sold in our Initial Public Offering without our prior consent (the “Excess Shares”). We believe this restriction will discourage stockholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management Team to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 15% of the Public Shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s Public Shares are not purchased by us, our Sponsor or our Management Team at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the Public Shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable, such as the proxy statement/prospectus contained in the Flybondi Registration Statement. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial Business Combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a Public Stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements. Accordingly, a Public Stockholder would have up to two business days prior to the vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Stockholders to use electronic delivery of their Public Shares.

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

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Stockholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Stockholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Stockholders who elected to redeem their Public Shares.

If our initial proposed initial Business Combination is not completed, we may continue to try to complete an initial Business Combination with a different target by November 5, 2025, the last day of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we have until November 5, 2025, to complete our initial Business Combination. If we are unable to complete our initial Business Combination by the end of this Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Initial Stockholders, Sponsor, officers, and directors have entered into a Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination by the end of the Combination Period. However, if our Initial Stockholders, Sponsor, or Management Team acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Our Initial Stockholders, Sponsor, officers and directors have agreed, pursuant to the Letter Agreement with us, that they will not propose any amendment to our Amended and Restated Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes)), divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time.

If we do not consummate our initial Business Combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining outside of the $146,565 of proceeds held outside the Trust Account as of December 31, 2024, although we cannot assure our stockholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account any tax payments or expenses for the dissolution of the Trust Account, the per-share redemption amount received by Public Stockholders upon our dissolution would be approximately $11.24 (before (i) taxes paid or payable and (ii) potential dissolution expenses of up to $100,000) as of December 31, 2024. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our Public Stockholders. We cannot assure our Public Stockholders that the actual per-share redemption amount received by Public Stockholders will not be substantially less than $11.24 (before (i) taxes paid or payable and (ii) potential dissolution expenses of up to $100,000) as of December 31, 2024. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure our stockholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management Team will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. The underwriters of our Initial Public Offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable; provided, that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our stockholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.15 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Stockholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per share due to reductions in the value of the Trust Account assets, in each case less taxes paid and payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure our stockholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per Public Share.

We have sought and will continue to seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we have access to up to $146,565 in funds held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination by the end of the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial Business Combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our stockholders we will be able to return $10.15 per share to our Public Stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some, or all amounts received by our stockholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our Public Stockholders that claims will not be brought against us for these reasons.

Our Public Stockholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period, (ii) in connection with a stockholder vote to amend our Amended and Restated Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a Public Stockholder’s voting in connection with the Business Combination alone will not result in a public Stockholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Stockholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a stockholder vote.

Competition

In identifying, evaluating, and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combination directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two (2) executive officers: Enrique Klix and Oliver Matlock. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares, and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly, and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountant.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business, such as the Flybondi Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our stockholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

•	we are a blank check company and an early stage with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the Flybondi Business Combination, in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses, such as Flybondi, may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the Flybondi Business Combination;

•

our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

•	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

•	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

•	Trust Account funds may not be protected against third-party claims or bankruptcy;

•	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;

•	our financial performance following a Business Combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

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

•

if we do not consummate the Flybondi Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

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

•

the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Common Stock at such time is substantially less than $10.15 per share;

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business

Combination within the Combination Period, our Public Stockholders may receive only approximately $10.15 per share (before (i) taxes paid or payable and (ii) potential dissolution expenses of up to $100,000), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

•

we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”). Enrique Klix, our Chief Executive Officer, is the sole managing member of the Sponsor. Mr. Klix is a citizen of Argentina, the United Kingdom and Australia, and is a resident of Australia. Other members of the Sponsor include certain of our officers and directors. To the best of our knowledge, approximately 26.9% of the total allocated membership interests in the Sponsor are owned by U.S. persons on a look-through basis and approximately 73.1% of interests in the Sponsor are owned by non-U.S. persons on a look-through basis. Of the approximately 73.1% of interests in the Sponsor owned by non-U.S. persons, approximately 59.0% are owned by persons in Australia, approximately 10.6% are owned by persons in Hong Kong and 3.5% are owned by persons in Canada. Accordingly, the Sponsor is controlled by a non-U.S. person, and CFIUS may consider our Company to be a “foreign person;”

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

•

we have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

•	we may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company;

•

since we did not consummate our initial Business Combination within 36 months of the effectiveness of our IPO Registration Statement, the trading of our securities on Nasdaq has been suspended and our securities were delisted and suspended from trading on November 11, 2024, which may limit investors’ ability to make transactions in our securities and have a material adverse effect on (x) the trading of our securities and (y) our ability to consummate an initial Business Combination;

•	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

•

changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

•

if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination; and

•
to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 31, 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Stockholders would receive upon any redemption or our liquidation.

Our Public Stockholders’ exercise of redemption rights with respect to a large number of Public Shares in connection with the Extension may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.
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
In connection with the Extensions, 11,137,330 Public Shares were redeemed, thereby reducing the (x) number of outstanding Public Shares to 362,670 and (y) total amount held in the Trust Account to $4,078,045 (before payment of any taxes paid or payable and as of December 31, 2024).
Due to the high rates of redemptions of Public Shares in connection with stockholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post-Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other stockholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Stockholders may only receive approximately $11.24 per Public Share on the liquidation of our Trust Account (before taxes payable and up to $100,000 of interest to pay dissolution expenses, as of December 31, 2024), and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $11.24 (before taxes payable and up to $100,000 of interest to pay dissolution expenses, as of December 31, 2024) per Public Share on the redemption of their Public Shares.
For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2023 Annual Report, 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022, (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022, (v) Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 14, 2022, (vi) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 15, 2023, (vii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, as filed with the SEC on November 21, 2023, (viii) Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the SEC on August 14, 2024, (ix) Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as filed with the SEC on November 14, 2024 and (x) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on October 4, 2024. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
For risks related to Flybondi and the Flybondi Business Combination, please see the Flybondi Registration Statement.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 1C.	Cybersecurity.
Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as F lybond
i, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.	Properties.
Our executive offices are located at 1330 Avenue of the Americas, 23rd Floor, New York, New York 10019, and our telephone number is (212) 209-6132. The cost for our use of this space is included in the $20,000 per month fee we pay to our Sponsor for office space, administrative and shared personnel support services, pursuant to the Services Agreement. We consider our current office space adequate for our current operations.

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

(a) Market Information

Our Units commenced public trading on November 3, 2021 on the Nasdaq Global Market, and our Public Shares and Public Warrants commenced separate public trading on December 16, 2021 on the Nasdaq Global Market. Our Units, Public Shares and Public Warrants were each traded under the symbols “INTEU”, “INTE”, and “INTEW”, respectively. On December 21, 2023, the Company’s securities were transferred to the Nasdaq Capital Market.

On November 4, 2024 we received a letter from the Listing Qualifications Department of Nasdaq, which stated that Nasdaq Staff had determined that (i) our securities would be delisted from Nasdaq, (ii) trading of our Class A Common Stock, Public Warrants, and Units would be suspended at the opening of business on November 11, 2024 and (iii) a Form 25-NSE would be filed with the SEC, which would remove our securities from listing and registration on Nasdaq. Under the Nasdaq 36 Month Requirement, a SPAC must complete one or more Business Combinations within 36 months of the effectiveness of its initial public offering registration statement. Since we failed to complete a Business Combination by November 2, 2024, the Nasdaq Staff concluded that we did not comply with the Nasdaq 36 Month Requirement and our securities were subject to delisting. On November 11, 2024, our securities were delisted; however, as of the date of this Report, the Form 25-NSE has not yet been filed.

Following the suspension of trading on Nasdaq, our Class A Common Stock, Public Warrants, and Units are quoted on the Pink Open Market of the OTC under the symbols “INTEU,” “INTE” and “INTEW,” respectively.

The delisting from Nasdaq and the commencement of trading on the OTC does not affect the Flybondi Business Combination, as the parties continue to work to effectuate the completion of the Flybondi Business Combination. The combined company, which will be Flybondi Holdings plc, has applied for listing of its securities on Nasdaq in connection with the completion of the Business Combination.

We will remain a reporting entity under the Exchange Act, with respect to continued disclosure of financial and operational information.

(b) Holders

On February 18, 2025, there was one holder of record of our Units, three holders of record of shares of our Class A Common Stock, and two holders of record of our Warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f) Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year covered by the Report. However, on November 3, 2023, following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor), upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor and such Anchor Investor in the Founder Share Conversion. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor or such Anchor Investor pursuant to the Letter Agreement. Following the Founder Share Conversion and the redemptions in connection with the Extensions, there were 3,237,669 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding, and (ii) the Sponsor held 87.3% of the outstanding shares of Class A Common Stock. For more information on the Founder Share Conversion and the Founder Shares’ transfer restrictions, see Item 1. “Business.”

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

On October 31, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to our Public Stockholders, as described elsewhere in this Report. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 31, 2024, we held the Third Special Meeting, at which, our stockholders approved, among other things, the Third Extension Amendment Proposal, which extended the date we had to consummate an initial Business Combination from November 5, 2024 to November 5, 2025, on a monthly basis (or such earlier date as determined by the Board). In connection with the vote to approve the Third Extension Amendment Proposal, stockholders holding 835,672 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $9.5 million (approximately $11.41 per share) was removed from the Trust Account to pay such redeeming Public Stockholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2024	835,672	$11.41	—	—
November 1 – November 30, 2024	—	—	—	—
December 1 – December 31, 2024	—	—	—	—

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

Since December 31, 2024 through the date of this Report, an aggregate of $21,760 has been deposited into the Trust Account to extend the Combination Period to March 5, 2025 under the Third Extension Promissory Note.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Our operations included those activities necessary to consummate a Business Combination. As such, we deducted startup and operating costs for tax return purposes. As a result, we recognized a reserve for uncertain tax positions on the balance sheet. At December 31, 2024 and 2023, we reported $371,214 and $0 on the balance sheet of the financial statements contained elsewhere in this Report for this uncertainty. In January 2025, we amended our 2023 corporate tax return.

Flybondi Business Combination

On October 19, 2023, we entered into the Flybondi Business Combination Agreement, with Flybondi, FB Parent Holdings, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.

On July 2, 2024, we entered into the Novation Agreement with FB Parent, Merger Sub, Flybondi, FB Parent Holdings and the Sellers, pursuant to which the Flybondi Business Combination Agreement was amended to substitute FB Parent for FB Parent Holdings therein.

On October 1, 2024, the parties to the Flybondi Business Combination Agreement entered into an amendment to the Business Combination Agreement to extend the Agreement End Date (as defined in the Flybondi Business Combination Agreement) from November 1, 2024 to March 31, 2025.

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

For a full description of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination, please see Item 1. “Business”.

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

On October 31, 2024, we held the Third Special Meeting, at which our stockholders approved, among other things, the Third Extension Amendment Proposal, which extended the date we had to consummate an initial Business Combination from November 5, 2024 to November 5, 2025, on a monthly basis (or such earlier date as determined by the Board). In connection with the vote to approve the Third Extension Amendment Proposal, stockholders holding 835,672 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $9,538,763 (approximately $11.41 per share) was removed from the Trust Account to pay such redeeming stockholders.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

Founder Share Conversion

Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion and the redemptions in connection with the Extensions, there were 3,237,669 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, our Sponsor holds approximately 87.3% of the issued and outstanding Class A Common Stock.

Results of Operations

As of December 31, 2024, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through December 31, 2024 relates to our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective and consummation of an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in our Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net loss of $1,242,758, which consisted of operating costs of $1,669,167 and provision for income tax of $179,920, partially offset by interest income from the Trust Account of $606,329.

For the year ended December 31, 2023, we had net income of $1,527,595, which consisted of operating costs of $2,414,736, an unrealized gain on the change in the fair value of the FPAs of $1,696,965 and provision from income tax of $497,003, partially offset by interest income from the Trust Account of $2,742,369.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, we had $146,565 in our operating bank account, and a working capital deficit of $4,372,904.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through (i) a loan under the IPO Promissory Note issued to the Sponsor totaling $252,950 and (ii) the issuance of 2,875,000 Class B Common Stock at approximately $0.009 per share for gross proceeds of $25,000. The IPO Promissory Note has been repaid and no other borrowings are permitted. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the issuance of the Private Placement Warrants, which generated gross proceeds of $4,950,000, the 2023 Promissory Note and the 2024 Promissory Note.

Extension Promissory Notes

In connection with the approval of the First Extension Amendment Proposal at the First Special Meeting, we issued the First Extension Promissory Note on May 8, 2023 in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by us to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination. At December 31, 2024 and 2023, we had $355,000 of borrowings under the First Extension Promissory Note.

In connection with the approval of the Charter Amendment Proposals at the Second Special Meeting, we issued the Second Extension Promissory Note on November 8, 2023 in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we will continue to deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At December 31, 2024 and 2023, we had $359,503 and $59,917, respectively, of borrowings under the Second Extension Promissory Note.

In connection with the approval of the Third Extension Amendment Proposal at the Third Special Meeting, we issued the Third Extension Promissory Note on November 6, 2024 in the aggregate principal amount of up to $130,561 to the Sponsor. The Third Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we have deposited and will continue to deposit $10,880 into the Trust Account for each calendar month (commencing on November 6, 2024 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2025, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At December 31, 2024, we had $21,760 of borrowings under the Third Extension Promissory Note.

Through December 31, 2024, we had deposited an aggregate of $1,011,263 to fund the Trust Account under the Extension Promissory Notes.

Working Capital Promissory Notes

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On July 10, 2023, we issued the 2023 Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with the convertible Working Capital Loans. The 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the convertible Working Capital Loans, but no proceeds from the Trust Account would be used to repay the convertible Working Capital Loans. As of December 31, 2024 and 2023, we owed $1,500,000 and $910,083, respectively, under the 2023 Promissory Note and reported the amounts as “Working Capital Loans – convertible” on the balance sheets of the financial statements contained elsewhere in this Report.

On September 12, 2024, we issued the 2024 Promissory Note in the aggregate principal amount of up to $3,000,000 to the Sponsor. The 2024 Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital and transaction expenses. The 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummates our initial Business Combination and (ii) the date our winding up is effective. At December 31, 2024 we had $531,493 of borrowings under the 2024 Promissory Note.

Excise Tax Liability

Included on the balance sheet at December 31, 2023 balance sheet of the financial statements contained elsewhere in this Report is $900,000 of cash released to us by the Cartesian Escrow Parties for the payment of our Excise Tax liability. Such amount was released to us solely for the purpose of paying our Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) was held by us in a segregated bank account. On October 23, 2024, we filed our Excise Tax return and paid $1,076,073 using $900,000 acquired from the Cartesian Escrow Parties in association with the Flybondi Business Combination Agreement, along with other funds from our Company.

Demand Deposit Account Transfer

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

Going Concern

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, Management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination within the Combination Period, and insufficient cash, raises substantial doubt about our ability to continue as a going concern. Following the Third Special Meeting and approval of the Third Extension Amendment Proposal, we have until November 5, 2025 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Services Agreement

On November 2, 2021, we agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Services Agreement. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. Total administrative fee for the years ended December 31, 2024 and 2023 are $240,000, respectively. At December 31, 2024 and 2023, $120,000 and $80,000 is reported on the balance sheets of the financial statements contained elsewhere in this Report as due to the Sponsor for the administrative fees due, respectively.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Warrants, and (iii) warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriter Agreement

The underwriters of the Initial Public Offering were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the Initial Public Offering and $0.70 per Unit per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of December 31, 2024 and 2023, the deferred underwriting fee is $0.

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

Critical Accounting Estimates and Policies

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

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2024 due to identified material weaknesses related to errors in fair value calculation of certain financial instruments and lack of controls in connection with accuracy and completeness of unrecorded liabilities and income tax payable, including New York State taxes, and timely review of the difference between the 2023 tax provision and corporate income tax return that resulted in a potential tax liability of $371,214 as of September 30, 2024. Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Trading Arrangements
During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Additional Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows

Name	Age	Position
Enrique Klix	56	Chief Executive Officer and Director
Oliver Matlock	28	Chief Financial Officer
James Cotton	49	Director
Stuart Hutton	57	Director
Niraj Javeri	43	Director
Lynne Thornton	51	Director
The experience of our directors and executive officers is as follows:
Enrique Klix (Chief Executive Officer and Director)
Mr. Klix has served as Integral’s Chief Executive Officer and one of our directors since inception. Mr. Klix has significant international experience after being based in Australia, Europe, and Latin America for more than 30 years. Mr. Klix has a track record of successfully leading and advising corporations and governments on turnarounds, mergers and acquisitions, capital market transactions, operational and financial restructuring, and greenfield start-ups with an aggregate value in excess of $30 billion. Mr. Klix has served as a member of the board of directors of TLGY Acquisition Corporation (Nasdaq: TLGY), a special purpose acquisition company that has not yet completed a business combination, since June 2024. Between January 2019 and July 2020, Mr. Klix served as Orora Cartons Australia’s General Manager (ASX: ORA). Under his leadership, the business went through a successful operational, commercial, and financial turnaround before being sold to Nippon Paper. Between 2014 and 2016, Mr. Klix served as Senior Vice President at McKinsey & Co.’s recovery and transformation division in Australia and New Zealand. Mr. Klix also served as Chief Financial Officer and Deputy Chief Executive Officer of McColl’s Transport between 2009 and 2014. Under his tenure, McColl’s Transport was recognized as the “Turnaround of the Year” in 2012, before being sold to a private equity consortium led by Kohlberg Kravis Roberts & Co. Mr. Klix was an investor in TrademarkVision, an Australian company that utilized image recognition and artificial intelligence technology for trademark searches and protection. In 2018 TrademarkVision was acquired by Clarivate Analytics (NYSE: CLVT) from the U.S., and Mr. Klix was instrumental in supporting the company through the acquisition. He is an active seed and pre-initial public offering investor in Australia and other geographies, including minority equity stakes in Groundfloor (Last K Ventures Pty. Ltd.) and Miso Robotics. Prior to moving to Australia, Mr. Klix worked for ten years as an investment banker for Salomon Smith Barney (now Citigroup (NYSE: C)) and Dresdner Kleinwort Benson in London focused on servicing telecommunications companies across Europe on mergers and acquisitions, and debt and equity capital markets transactions. Mr. Klix also played lead roles in the initial and secondary public offerings of many energy, telecommunications and beverage companies such as Enel S.p.A. (BIT: ENEL), Energias de Portugal, S.A. (ELI: EDP), and Compañía Cervecerías Unidas, S.A. (NYSE: CCU). Mr. Klix is also a director of Klix II Pty. Ltd. Mr. Klix holds a degree in Economics from the Universidad Católica Argentina and an MBA from the University of Cambridge in England. We believe that Mr. Klix’s vast experience in senior finance, operational, and consulting roles in publicly listed and private companies makes him well qualified to serve on our board of directors.
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
Stuart Hutton (Director)
Mr. Hutton has served as one of our directors since November 2021. Mr. Hutton is currently the CFO of ALS Limited (ASX: ALQ), a global testing, inspection, and certification business. He served as CFO of Foxtel Group (controlled by News Corp; NASDAQ: NWS), Australia’s leading next- generation subscription news, sports, and entertainment company between November 2021 and August 2023. Mr. Hutton also served as CFO of Orora (ASX: ORA) between December 2013 and November 2020. Mr. Hutton played an integral role in Orora’s evolution through the demerger from Amcor, listing on the Australian Stock Exchange, growth in revenue, and improved performance and share price. Mr. Hutton was also instrumental in the sale of Orora’s Australasian Fibre business to Nippon Paper for AU$1.7 billion. Mr. Hutton previously served as CFO of Amcor’s Australasia and Packaging Distribution business (NYSE: AMCR). Mr. Hutton brings more than 30 years of experience in senior finance roles, including five years with Orica(ASX: ORI) as CFO for the Minova Group, Chemical Services Division and Mining Services (North America) and four years as CFO of WorldMark Holdings Pty. Ltd. from 2001 to 2005, and before this, managed a number of acquisitions and divestments in his role as Manager, Acquisitions for Nylex Ltd. A qualified Chartered Accountant in Australia, Mr. Hutton spent nine years during the early part of his career with Deloitte in audit and corporate finance roles, which included a two-year secondment to London. Mr. Hutton holds a Bachelor of Business from Swinburne University. We believe Mr. Hutton’s vast experience in senior finance roles of publicly listed companies makes him well qualified to serve on our Board.
Niraj Javeri (Director)
Mr. Javeri has served as one of our directors since November 2021. He is currently the Chief Financial Officer at Lancium Technologies, a digital infrastructure company building large-scale solutions to help decarbonize the electrical grid, and he is based in San Francisco, California. Mr. Javeri has served as a member of the board of directors of TLGY Acquisition Corporation (Nasdaq: TLGY), a special purpose acquisition company that has not yet completed a business combination, since December 2024. Previously, Mr. Javeri was the Vice President of Strategy at Zymergen (NASDAQ: ZY), a science and material innovation company. Between 2010 and 2019, Mr. Javeri worked for Kohlberg Kravis Roberts & Co. (“KKR”) (NYSE: KKR) in New York, Sydney, and San Francisco as part of the Special Situations team, where he sourced, diligenced, executed, and monitored investments made across a number of funds managed by KKR. During his tenure in Australia with KKR, Mr. Javeri was a board member for a number of companies in Australia and New Zealand. Previously, Mr. Javeri was with One East Partners in London and New York, where he invested across industries in event-driven and value equities, distressed debt, and private deals. Prior to that, he worked at Goldman Sachs & Co in the Principal Investment Area where he worked on private equity investments, and at Deutsche Bank in both the Leveraged Finance and Technology investment banking groups. Mr. Javeri received a B.S. from Cornell University in Electrical and Computer Engineering, and an M.S. from Stanford University in Management Science and Engineering. We believe Mr. Javeri’s experience in sourcing, conducting due diligence, and executing on acquisitions of companies in private equity and investment banking environments makes him well qualified to serve on our Board.
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

Family and Close Personal Relationships
Other than as set forth below, no family or close personal relationships exist between any of our directors or executive officers:
Enrique Klix and James Cotton are brothers-in-law.
Involvement in Certain Legal Proceedings
There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.
Number and Terms of Office of Officers and Directors
We currently have five directors. Our Board of Directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The Second Special Meeting on November 2, 2023 was held in lieu of our first annual meeting of stockholders. The Third Special Meeting on October 31, 2024 was held in lieu of our second annual meeting of stockholders.
The term of office of the first class of directors, consisting of Ms. Thornton, who was re-elected at our Second Special Meeting, will expire at our fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Cotton and Mr. Hutton, who were re-elected at our Third Special Meeting, will expire at the fifth annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Klix and Mr. Javeri, will expire at the third annual meeting of stockholders.
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

•
reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our Audit Committee will be reviewed and approved by our Board of Directors, with the interested director or directors abstaining from such review and approval; and

•
advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Clawback Rule.

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

•
advising the Board and any other Board committees if the clawback provisions of the Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Clawback Rule.

Notwithstanding the foregoing, other than those payments and reimbursements described under Item 11. “Executive Compensation” below, no compensation of any kind, including finders, consulting, or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.
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
Trading Policies
On February 12, 2025, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).
The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy
Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted rules that direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.
On November 30, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Clawback Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).
The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

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
The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 18, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

•	each of our executive officers and directors that beneficially owns our Common Stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 3,237,670 shares of our Common Stock, consisting of (i) 3,237,669 shares of our Class A Common Stock and (ii) one share of our Class B Common Stock, issued and outstanding as of February 18, 2025. On all matters to be voted upon, holders of the shares of Class A Common Stock and shares of Class B Common Stock vote together as a single class, unless otherwise required by applicable law. Currently, the one share of Class B Common Stock issued and outstanding is convertible into one share of Class A Common Stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class
Integral Sponsor LLC (3)	2,824,999	87.25%	1	100%	87.25%
Enrique Klix (3)	2,824,999	87.25%	1	100%	87.25%
Oliver Matlock (3)	—	—	—	—	—
James Cotton (3)	—	—	—	—	—
Stuart Hutton (3)	—	—	—	—	—
Niraj Javeri (3)	—	—	—	—	—
Lynne Thornton (3)	—	—	—	—	—
All executive officers and directors as a group (6 individuals)	2,824,999	87.25%	1	100%	87.25%

*	Less than 1%.
(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is 1330 Avenue of the Americas, 23rd Floor, New York, New York 10019.
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

Up to 375,000 of the Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. At the Initial Public Offering, the underwriters fully exercised their over-allotment option resulting in no Founder Shares being subject to forfeiture. In connection with the Initial Public Offering, the Anchor Investors collectively acquired from the Sponsor in the aggregate 500,000 Founder Shares. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with SEC Staff Accounting Bulletin Topic 5A. Accordingly, offering cost associated with the Initial Public Offering includes $3,386,739 of excess value of the Anchor Investors. The valuation of $6.78 per Founder Share (or $3,391,739 in the aggregate) of the Anchor Investors was reduced by $0.01 per Founder Share (or $5,000 in the aggregate), the price paid for the Founder Shares. The valuation was determined using an internal Monte Carlo simulation model.

Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, we issued an aggregate of 2,874,999 shares of our Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of our Class B Common Stock, held by our Sponsor and such Anchor Investor, respectively. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion and the redemptions in connection with the Extensions, there were 3,237,669 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, our Sponsor holds approximately 87.3% of the issued and outstanding Class A Common Stock.

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

We currently utilize office space at 1330 Avenue of the Americas, 23rd Floor, New York, New York 10019 from our Sponsor. We pay up to $20,000 per month for administrative and other services under the Services Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees, pursuant to the Services Agreement.

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

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On May 8, 2023, we issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000, pursuant to which the Sponsor agreed to loan us up to $630,000. Pursuant to the First Extension Promissory Note, $105,000 was deposited into the Trust Account per month, beginning on May 8, 2023 through November 3, 2023, for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation As of December 31, 2024, we had borrowings of $355,000 under the First Extension Promissory Note.

On July 10, 2023, we issued the 2023 Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with Working Capital Loans. The 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024, we owed $1,500,000 under the 2023 Promissory Note.

On November 8, 2023, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor, pursuant to which the Sponsor agreed to loan to us up to $359,503. Pursuant to the First Extension Promissory Note, $29,959 was deposited into the Trust Account per month, beginning on November 8, 2023 through November 5, 2024, for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the Second Extension. The Second Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. At December 31, 2024, we had borrowings of $359,503 under the Second Extension Promissory Note.

On September 12, 2024, we issued the 2024 Promissory Note to the Sponsor in an amount of up to $3,000,000 in connection with Working Capital Loans. The 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024, we owed $531,493 under the 2024 Promissory Note

On November 6, 2024, we issued the Third Extension Promissory Note in the aggregate principal amount of up to $130,561 to the Sponsor, pursuant to which the Sponsor agreed to loan to us up to $130,561. Pursuant to the Third Extension Promissory Note, $10,880 has been and will continue to be deposited into the Trust Account per month, beginning on November 6, 2024 through November 5, 2025, for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the Third Extension. The Third Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. At December 31, 2024, we had borrowings of $21,760 under the Third Extension Promissory Note.

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

Pursuant to the Letter Agreement, our Initial Stockholders, Sponsor, officers, and directors waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination by the end of the Combination Period. However, if our Initial Stockholders, Sponsor, or Management Team acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Additionally, pursuant to the Letter Agreement, our Initial Stockholders, Sponsor, officers and directors agreed to not propose any amendment to our Amended and Restated Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes)), divided by the number of then outstanding Public Shares.

For more information on the agreements entered into in connection with the Flybondi Business Combination, see Item 1. “Business.”

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled approximately $95,275 and $118,654, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2024 and 2023 we paid Marcum $59,235 and $0, respectively for audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2024 and 2023.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the years ended December 31, 2024 and 2023.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Integral Acquisition Corporation 1 (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a business combination with one or more businesses or entities on or before November 5, 2025. The Company entered into a definitive business combination agreement with a business combination target on October 19, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to November 5, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after November 5, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Houston, Texas
February 18, 2025

INTEGRAL ACQUISITION CORPORATION 1
BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Cash	$146,565	$75,891
Prepaid taxes	448,214	18,350
Prepaid expenses	—	7,223

Total current assets	594,779	101,464
Cash held in Trust Account	4,078,045	12,956,224

Total assets	$4,672,824	$13,057,688

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,525,042	$841,202
Due to related party	120,000	80,000
Promissory Notes—Related Party	1,267,756	414,917
Working Capital Loans—convertible	1,500,000	910,083
Excise Tax payable	95,388	1,076,073
Reserve for uncertain tax positions	371,214	—
Income taxes payable	88,283	53,363

Total liabilities	4,967,683	3,375,638

Commitments and Contingencies (Note 4)
Class A Common Stock subject to possible redemption, 362,670 and 1,198,342 shares at redemption value of $11.22 and $10.78 per share at December 31, 2024 and 2023, respectively	4,069,207	12,923,657
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 2,874,999 issued and outstanding, respectively, (excluding 362,670 and 1,198,342 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	288	288
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(4,364,354)	(3,241,895)

Total stockholders’ deficit	(4,364,066)	(3,241,607)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$4,672,824	$13,057,688

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Operating costs	$1,669,167	$2,414,736

Loss from operations	(1,669,167)	(2,414,736)
Other income:
Unrealized gain on change in fair value of FPA liability	—	1,696,965
Interest income	606,329	2,742,369

Total other income	606,329	4,439,334
(Loss) income before provision for income taxes	(1,062,838)	2,024,598
Provision for income taxes	(179,920)	(497,003)

Net (loss) income	$(1,242,758)	$1,527,595

Basic and diluted weighted average shares outstanding, Common Stock subject to redemption	1,070,480	5,740,571

Basic and diluted net (loss) income per Common Stock subject to redemption	$(0.31)	$0.18

Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	2,875,000	2,875,000

Basic and diluted net (loss) income per non-redeemable Common Stock	$(0.31)	$0.18

The accompanying notes are an integral part of these financial statements.

I
NTEGRAL ACQUISITION CORPORATION 1
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Stock	Amount	Stock	Amount
Balance as of December 31, 2022	—	$—	2,875,000	$288	$—	$(7,961,811)	$(7,961,523)
Conversion of Class B Common Stock to Class A Common Stock	2,874,999	288	(2,874,999)	(288)	—	—	—
Excise Tax payable	—	—	—	—	—	(1,076,073)	(1,076,073)
Waiver of deferred underwriters’ fee		—	—	—	—	6,050,000	6,050,000
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(2,793,358)	(2,793,358)
Gain on termination of FPA	—	—	—	—	—	1,011,752	1,011,752
Net income	—	—	—	—	—	1,527,595	1,527,595

Balance as of December 31, 2023	2,874,999	288	1	—	—	(3,241,895)	(3,241,607)

Escrow funding from Cartesian Escrow Parties						900,000	900,000
Excise Tax payable						(95,388)	(95,388)
Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(684,313)	(684,313)
Net loss	—	—	—	—	—	(1,242,758)	(1,242,758)

Balance as of December 31, 2024	2,874,999	$288	1	$—	$—	$(4,364,354)	$(4,364,066)

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from Operating Activities:
Net (loss) income	$(1,242,758)	$1,527,595
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss on change in fair value of FPA liability	—	(1,696,965)
Interest earned on cash held in Trust Account	(606,088)	(2,742,369)
Changes in current assets and current liabilities:
Prepaid expenses	7,223	227,053
Due to related party	40,000	80,000
Accrued expenses	683,840	805,703
Income taxes payable	34,920	(234,184)
Franchise taxes payable	(58,650)	(60,164)

Net cash used in operating activities	(1,141,513)	(2,093,331)

Cash flows from Investing Activities:
Extension funding of Trust Account	(321,346)	(689,917)
Funds withdrawn for redemptions	9,538,763	107,607,366
Cash withdrawn from Trust Account to pay taxes	266,850	933,051

Net cash provided by investing activities	9,484,267	107,850,500

Cash flows from Financing Activities:
Funds withdrawn for redemptions	(9,538,763)	(107,607,366)
Payment of Excise Tax payable	(1,076,073)	—
Proceeds from issuance of the convertible 2023 Promissory Note	589,917	910,083
Escrow funding from Cartesian Escrow Parties	900,000	—
Proceeds from loans from the 2024 Promissory Note and the Extension Promissory Notes	852,839	414,917

Net cash used in financing activities	(8,272,080)	(106,282,366)

Net change in cash	70,674	(525,197)
Cash, beginning of the year	75,891	601,088

Cash, end of the year	$146,565	$75,891

Supplemental cash flow disclosure:
Income Tax Paid	$145,000	$712,837

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A Common Stock to redemption amount	$684,313	$2,793,358

Impact of the waiver of deferred commission by the underwriters	$—	$6,050,000

Excise Tax payable	$95,388	$1,076,073

Gain on termination of FPA	$—	$1,011,752

Conversion of Class B Common Stock to Class A Common Stock	$—	$288

The accompanying notes are an integral part of these financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 is a blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting a Business Combination.
As of December 31, 2024, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through December 31, 2024, relates to (i) the Company’s formation and the IPO described below, and (ii) since the closing of the IPO the search for a prospective and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, the Company issued an aggregate of 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to the Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of Class B Common Stock, held by the Sponsor and such Anchor Investor, respectively, as Founder Shares. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion, the First Special Meeting and redemptions, the

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

Second Special Meeting and redemptions and the Third Special Meeting and redemptions, there were 3,237,669 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result, the Sponsor holds approximately 87.3% of the issued and outstanding Class A Common Stock.
Trust Account
To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on October 31, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the stockholders, as described elsewhere in the Reports.
At December 31, 2024 and 2023, funds in the Trust Account were invested in an interest bearing demand deposit account. Except for the withdrawal of funds to pay taxes, funds will remain in the Trust Account until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used for (i) business, legal and accounting expenses, (ii) due diligence on prospective acquisitions and (iii) continuing general and administrative expenses.
Initial Business Combination
The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes)), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2024, the amount in the Trust Account was $11.24 (before taxes paid or payable) per Public Share.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

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
Proposed Business Combination
On October 19, 2023, the Company entered into the Flybondi Business Combination Agreement, with Flybondi, FB Parent Holdings, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.
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
On July 2, 2024, the Company entered into the Novation Agreement with FB Parent, FB Parent Holdings, Merger Sub, Flybondi and the Sellers. Pursuant to the Novation Agreement, FB Parent Holdings assigned to FB Parent all of its liabilities, agreements, obligations, rights and duties in, under, and arising from the Flybondi Business Combination Agreement (the “Substitution”).
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
The Company, FB Parent and Flybondi have prepared and FB Parent has filed with the SEC, on January 23, 2025, the Flybondi Registration Statement in connection with the registration under the Securities Act of certain securities to be issued by FB Parent pursuant to the proposed Flybondi Business Combination, which includes a proxy statement/prospectus that constitutes (i) a prospectus relating to the offer of such FB Parent securities and (ii) a proxy statement to be distributed to the Company’s stockholders in connection with the solicitation of proxies for the vote at a special meeting of its stockholders to be held to approve the proposed Flybondi Business Combination and other matters as described in the Flybondi Registration Statement, and in connection with the approval thereof, to provide its Public Stockholders with the opportunity to redeem their Public Shares in accordance with the redemption rights set forth in the Amended and Restated Charter.
For a full description of the Flybondi Business Combination Agreement and the proposed Flybondi Business Combination, please see “Item 1. Business” of this Report.
Extensions of the Combination Period
On May 3, 2023, the Company held the First Special Meeting. At the First Special Meeting, the stockholders approved the First Extension Amendment Proposal, which extended the date the Company had to consummate an initial Business Combination from May 5, 2023 to November 3, 2023. In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 8,470,059 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, $87,843,748 (approximately $10.37 per share) was removed from the Trust Account to pay such redeeming Public Stockholders.
In connection with the approval of the First Extension Amendment Proposal, the Company issued the First Extension Promissory Note in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the Company’s liquidation. Additionally, the Company deposited $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by the Company to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.
On November 2, 2023, the Company held the Second Special Meeting, at which the stockholders approved, among other things, the Charter Amendment Proposals. Following approval of the Second Extension Amendment Proposal, the Combination Period was extended from November 3, 2023 to November 5, 2024. In connection with the vote to approve the Charter Amendment Proposals, Public Stockholders holding 1,831,599 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, $19,763,618 (approximately $10.79 per share) was removed from the Trust Account to pay such redeeming Public Stockholders.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

In connection with the approval of the Second Extension Amendment Proposal, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the Company’s liquidation. Additionally, the Company deposited $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that was needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination.
On October 31, 2024, the Company held the Third Special Meeting, at which the stockholders approved, among other things, the Third Extension Amendment Proposal. Following approval of the Third Extension Amendment Proposal, the Combination Period was extended from November 5, 2024 to November 5, 2025, on a monthly basis (or such earlier date as determined by the Board). In connection with the vote to approve the Third Extension Amendment Proposal, Public Stockholders holding 835,672 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $9.5 million (approximately $11.41 per share) was removed from the Trust Account to pay such redeeming Public Stockholders.
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
Through December 31, 2024, the Company had deposited an aggregate of $1,011,263 to fund the Trust Account under the Extension Promissory Notes.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024.
As a result of the redemptions in 2024 in connection with the Third Special Meeting, the Company will be required to file a return and remit payment for 2024 Excise Tax liabilities on or before April 30, 2025. The Company is currently evaluating its options with respect to this obligation.
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
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard
On June 28, 2023, the Company received a deficiency notice from the Nasdaq Staff notifying the Company that for the prior 30 consecutive business days, its MVLS was below the minimum of $50 million required for continued listing on Nasdaq pursuant to the Market Value Standard (the “First Nasdaq Notice”). The First Nasdaq Notice had no immediate effect on the listing or trading of the Company’s securities on Nasdaq.
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
On October 24, 2023, the Company received a second deficiency notice from the Nasdaq Staff indicating that it was not in compliance with the Minimum Total Holders Rule, which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Second Nasdaq Notice”). The Second Nasdaq Notice was only a notification of deficiency, not of imminent delisting, and had no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.
In accordance with Nasdaq Listing Rule 5810I(2)(A)(i), the Second Nasdaq Notice stated that the Company had 45 calendar days, or until December 8, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.
On December 7, 2023, the Company applied to transfer its securities from the Nasdaq Global Market to the Nasdaq Capital Market. On December 18, 2023, the Company received a letter from the Nasdaq Staff approving its application to list its securities on the Nasdaq Capital Market. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on December 21, 2023. The First Nasdaq Notice and Second Nasdaq Notice are deemed to be resolved as a result of this transfer to the Nasdaq Capital Market.
On November 4, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, pursuant to the Nasdaq 36 Month Requirement, the Nasdaq Staff had determined that (i) the Company’s securities would be delisted from Nasdaq, (ii) trading of the Class A Common Stock, Public Warrants, and Units would be suspended at the opening of business on November 11, 2024 and (iii) a Form 25-NSE would be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq; however, as of the date of this Report, a Form 25-NSE has not yet been filed and the Company’s securities remain registered on Nasdaq. Under the Nasdaq 36 Month Requirement, a SPAC must complete one or more Business Combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial Business Combination by November 2, 2024, the Staff concluded that the Company did not comply with the Nasdaq 36 Month Requirement and that the Company’s securities would be subject to delisting.
Trading of the Company’s securities on the OTC commenced on November 11, 2024. The delisting from Nasdaq and the commencement of trading on the OTC does not affect the Flybondi Business Combination, as the parties continue to work to effectuate the completion of the Flybondi Business Combination. The combined company, which will be Flybondi Holdings plc, has applied for listing of its securities on Nasdaq in connection with the completion of the Business Combination.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

The Company will remain a reporting entity under the Exchange Act, with respect to continued disclosure of financial and operational information.
Liquidity, Capital Resources and Going Concern
As of December 31, 2024, the Company had $146,565 in its operating bank account and a working capital deficit of $4,372,904.
Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through (i) a loan under the IPO Promissory Note, an unsecured promissory note with the Sponsor totaling $252,950 and (ii) the issuance of 2,875,000 Class B Common Stock at approximately $0.009 per share for gross proceeds of $25,000. The IPO Promissory Note has been repaid and no other borrowings are permitted. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants, which generated gross proceeds of $4,950,000, the 2023 Promissory Note and the 2024 Promissory Note.
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the Trust Account (see Note 3). As of December 31, 2024, $355,000 had been borrowed under the First Extension Promissory Note.
On November 8, 2023, the Company issued the Second Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $359,503 to be deposited into the Trust Account (see Note 3). As of December 31, 2024, $359,503 had been borrowed under the Second Extension Promissory Note.
On July 10, 2023, the Company issued the 2023 Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 (see Note 3). As of December 31, 2024, $1,500,000 had been borrowed under the 2023 Promissory Note.
On September 12, 2024, the Company issued the 2024 Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $3,000,000 (see Note 3). As of December 31, 2024, $531,493 had been borrowed under the September 2024 Note.
On November 6, 2024, the Company issued the Third Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $130,561 to be deposited into the Trust Account (see Note 3). As of December 31, 2024, $21,760 had been borrowed under the Third Extension Promissory Note.
On April 30, 2024, $900,000 of cash was released to the Company by the Cartesian Escrow Parties for the payment of the Company’s Excise Tax liability. Such amount was released to the Company solely for the purpose of the Company paying the Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) was held by the Company in a segregated bank account. In October 2024, the Company utilized the $900,000 released to the Company (along with other Company funds) to pay the Company’s Excise Tax liability of $1,076,073.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statement is presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC.
Segment Reporting
The Company complies with ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements (see Note 8).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

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
Cash held in Trust Account
As of December 31, 2024 and 2023, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account generally has a readily determinable fair value and is classified as a Level 1 valuation.
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

•
Level 2 —Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•	Level 3 —Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

Forward Purchase Agreement liability
The Company accounted for the 3,000,000 Forward Purchase Shares issued pursuant to the FPAs in accordance with the guidance contained in ASC 815-40 (see Note 4). Such guidance provides that because the FPAs did not meet the criteria for equity treatment thereunder, each FPA must be recorded as a liability. Accordingly, the Company classifies each FPA at its fair value. This FPA is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA would be adjusted to fair value, with the change in fair value recognized in the accompanying statement of operations.
On December 8, 2023 and December 12, 2023, the Company and each of Carnegie Park and Crescent Park entered into the FPA Termination Agreements to mutually terminate and cancel the FPAs. With the termination of the FPAs, the FPA fair value was adjusted to $0. At the IPO, the Company recognized an offering cost of $1,011,752 within the statement of stockholders’ equity. Upon the termination of the FPAs, the Company recognized an aggregate gain of $2,708,717 with $1,011,752 recognized as a reversal of the offering costs and the remaining $1,696,965 recognized as an unrealized gain on the change in fair value of the FPAs on the accompanying statements of operations.
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
As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2024 due to New York State and City taxes, Business Combination related expenses and the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023, due to changes in fair value of the FPAs and the valuation allowance on the deferred tax assets. The Company’s effective tax rate was (16.9)% and 24.6% for the year ended December 31, 2024 and 2023, respectively.
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
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is in the process of amending the 2023 corporate income tax return. The Company’s operations included those activities necessary to consummate a Business Combination. As such, the Company deducted startup and operating costs for tax return purposes. As a result, the Company recognized a reserve for uncertain tax positions on the balance sheet. At December 31, 2024 and 2023, the Company reported $371,214 and $0 on the accompanying balance sheet for this uncertainty.
On January 21, 2025, the Company filed an amendment to its previously filed 2023 tax return. The amendment reversed the deductions related to startup and operating costs outlined above. As a result, the Company expects to reverse the reserve for uncertain tax positions in its next filing. The Company is subject to income taxation by major taxing authorities since its inception. The Company files US federal and New York City and State tax returns and is subject to examination by various taxing authorities. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.
Common Stock Subject to Possible Redemption
All of the Class A Common Stock sold as part of the Units in the IPO contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Common Stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of redeemable Class A Common Stock have been classified outside of permanent equity.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital and accumulated deficit.
The Class A Common Stock subject to possible redemption reflected on the accompanying balance sheets as of December 31, 2024 and 2023 is reconciled in the following table:

Class A Common Stock subject to possible redemption

	Shares	Amount
January 1, 2023	11,500,000	$117,737,665
Less:
Redemptions	(10,301,658)	(107,607,366)
Plus:
Remeasurement of carrying value to redemption value	—	2,793,358

December 31, 2023	1,198,342	$12,923,657

January 1, 2024	1,198,342	$12,923,657
Less:
Redemptions	(835,672)	(9,538,763)
Plus:
Remeasurement of carrying value to redemption value	—	684,313

December 31, 2024	362,670	$4,069,207

Net (Loss) Income Per Common Stock
The Company complies with the accounting and disclosure requirements of ASC 260. Net (loss) income per Common Stock is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period. At December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted (loss) income per Common Stock is the same as basic (loss) income per Common Stock for the periods presented.
The accompanying statements of operations apply the two-class method in calculating net (loss) income per share. Basic and diluted net (loss) income per Common Stock for redeemable Class A Common Stock and non-redeemable Class A and Class B Common Stock is calculated by dividing net (loss) income attributable to the Company by the weighted average number of shares of redeemable Class A Common Stock and non-redeemable Class A and Class B Common Stock outstanding, allocated proportionally to each class of Common Stock.

	For the Years Ended December 31,
	2024		2023
	Redeemable Class A	Non-Redeemable Class A And Class B	Redeemable Class A	Non-Redeemable Class A And Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(337,183)	$(905,575)	$1,017,839	$509,756

Denominator:
Basic and diluted weighted average shares outstanding	1,070,480	2,875,000	5,740,571	2,875,000

Basic and diluted net (loss) income per share	$(0.31)	$(0.31)	$0.18	$0.18

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 has not had a material impact on the Company’s financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management does not believe the adoption of ASU 2023-09 will have a material impact on the Company’s financial statements and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3 — Related Party Transactions
Working Capital Loans—Convertible
On July 10, 2023, the Company issued the 2023 Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with the convertible Working Capital Loans. The 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the convertible Working Capital Loans. As of December 31, 2024 and 2023, the Company owed $1,500,000 and $910,083, respectively, under the 2023 Promissory Note and reported the amounts as Working Capital Loans—convertible on the accompanying balance sheets.
Administrative Fees
Pursuant to the Services Agreement, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the years ended December 31, 2024 and 2023 is $240,000. At December 31, 2024 and 2023, $120,000 and $80,000, respectively, is reported on the accompanying balance sheets as due to the Sponsor for the administrative fees.
Promissory Notes – Related Party
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5th of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. At December 31, 2024 and 2023, the Company had $355,000 of borrowings under the First Extension Promissory Note.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

On November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. The Company deposited $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that was needed by the Company to complete an initial Business
Combination until November 5, 2024. At December
 31, 2024 and 2023, the Company had $359,503 and $59,917, respectively, of borrowings under the Second Extension Promissory Note.
On September 12, 2024, the Company issued the 2024 Promissory Note in the aggregate principal amount of up to $3,000,000 to the Sponsor. The 2024 Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital and transaction expenses. The 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At December 31, 2024, the Company had $531,493 of borrowings under the 2024 Promissory Note.
On November 6, 2024, the Company issued the Third Extension Promissory Note in the aggregate principal amount of up to $130,561 to the Sponsor. The Third Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, the Company has deposited will continue to deposit $10,880 into the Trust Account for each calendar month (commencing on November 6, 2024 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2025, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At December 31, 2024, the Company had $21,760 of borrowings under the Third Extension Promissory Note.
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
On November 9, 2023, the Company and J.V.B. mutually agreed to terminate this arrangement. No further transaction fees will be payable to J.V.B. under this engagement of services
.
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
Underwriter Agreement
The underwriters of the IPO were entitled to a deferred underwriting commission of $0.50 on the first 10,000,000 Units sold in the IPO and $0.70 per Unit sold thereafter, or $6,050,000 in the aggregate. On August 28, 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the closing of the Flybondi Business Combination. As a result, $6,050,000 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter commission. As of December 31, 2024 and 2023, the deferred underwriting commission is $0.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

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
Contingent Business Combination Expenses
In connection with the Company’s proposed Business Combination with Flybondi, the Company has incurred approximately $260,000 in contingent Business Combination related expenses. From these contingent expenses, approximately $85,000 was due upon the filing of the Flybondi Registration Statement and $175,000 is due upon the Closing of the Flybondi Business Combination.
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
Excise Tax
In connection with the votes to amend the Amended and Restated Charter at the First Special Meeting and the Second Special Meeting, holders of 10,301,658 shares of Class A Common Stock properly exercised their right to redeem their Public Shares for an aggregate redemption amount of $107,607,366. As such, the Company recorded a 1% Excise Tax liability in the amount of $1,076,073 on the accompanying balance sheet as of December 31, 2023.
In connection with the vote to amend the Amended and Restated Charter at the Third Special Meeting, Public Stockholders holding 835,672 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $9.5 million (approximately $11.41 per share) was removed from the Trust Account to pay such redeeming Public Stockholders. As such, the Company recorded a 1% Excise Tax liability. At December 31, 2024 and 2023, the Company reported an Excise Tax Liability of $95,388 and $1,076,073, respectively, on the accompanying balance sheets. The liability does not impact the accompanying statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.
On April 30, 2024, in association with the Flybondi Business Combination Agreement, the Cartesian Escrow Parties released $900,000 to the Company solely for the purpose of the Company paying the Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) which was held by the Company in a segregated bank account. On October 23, 2024, the Company filed its Excise Tax return and utilized the $900,000 released to the Company (along with other Company funds) to pay the Company’s Excise Tax liability of $1,076,073.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of December 31, 2024 and 2023, there was 2,874,999 shares of Class A Common Stock issued or outstanding, excluding 362,670 and 1,198,342 shares subject to possible redemption, respectively.
Following the approval of the Founder Share Amendment Proposal at the Second Special Meeting, on November 3, 2023, the Company issued an aggregate of 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to the Sponsor and 50,000 shares to an Anchor Investor) upon the conversion of an equal number of shares of Class B Common Stock, held by the Sponsor and such Anchor Investor, respectively, as Founder Shares. The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement.
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each share. At December 31, 2024 and 2023, there was one share of Class B Common Stock issued and outstanding.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

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
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants):

•	In whole and not in part;

•	At a price of $0.01 per Warrant;

•	Upon not less than 30 days’ prior written notice of redemption given after the Warrants become exercisable to each warrant holder; and

•	If, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days withina30-trading-dayperiodcommencing once the Warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.
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
Note 6 — Fair Value Measurements
As of December 31, 2024 and 2023, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account is carried at fair value, which is generally readily determinable.
Recurring Fair Value Measurements
Under the guidance in ASC 815-40, the FPAs do not meet the criteria for equity classification. As such, the FPAs were recorded on the accompanying balance sheets at fair value. This valuation was subject to re-measurement at each balance sheet date. With each re-measurement, the valuations were adjusted to fair value, with the change in fair value recognized in the accompanying statements of operations. In December 2023, the FPAs were terminated pursuant to the FPA Termination Agreements.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

Note 7 — Income Tax
The Company’s net deferred tax assets at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Organizational costs/startup expenses	$806,020	$567,219

Total deferred tax assets	806,020	567,219
Valuation allowance	(806,020)	(567,219)

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2024 and 2023 consists of the following:

	December 31, 2024	December 31, 2023
Federal
Current	$114,057	$576,131
Prior year true-up	—	(79,128)
Deferred	(151,384)	(329,542)
State and Local
Current	65,863	—
Deferred	(87,417)	—
Change in valuation allowance	238,801	329,542

Income tax provision	$179,920	$497,003

As of December 31, 2024 and 2023, the Company had no of U.S. federal net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, Management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024 and 2023, the change in the valuation allowance was $238,801 and $329,542, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	12.1%	—%
Business Combination expenses	(27.6)%	4.9%
Change in fair value of FPA	—%	(17.6)%
Change in valuation allowance	(22.4)%	16.3%

Income tax provision	(16.9)%	24.6%

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2024

The Company files US federal and New York City and State tax returns and is subject to examination by various taxing authorities.
The effective tax rate for the periods presented differs from the expected (statutory) tax rate of 21% for the year ended December 31, 2024 due to New York State and City taxes, Business Combination related expenses and the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023, due to changes in fair value of the FPAs and the valuation allowance on the deferred tax assets.
NOTE 8. SEGMENT INFORMATION
ASC 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.
When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	Year ended December 31, 2024	Year ended December 31, 2023
Operating costs	$1,669,167	$2,414,736
Interest income	$606,329	$2,742,369
The key measures of segment profit or loss reviewed by our CODM are operating costs and interest income.
Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM reviews interest income to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying financial statements were issued. Based on the Company’s review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Since December 31, 2024 through the date of this Report, an aggregate of $21,760 has been deposited into the Trust Account to extend the Combination Period to March 5, 2025 under the Third Extension Promissory Note.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s operations included those activities necessary to consummate a Business Combination. As such, the Company deducted startup and operating costs for tax return purposes. As a result, the Company recognized a reserve for uncertain tax positions on the balance sheet. At December 31, 2024 and 2023, the Company reported $371,214 and $0 on the balance sheet of the accompanying financial statements for this uncertainty. In January 2025, the Company amended its 2023 corporate tax return.

F-2
2

EXHIBIT INDEX

Exhibit No.	Description

1	Form of Underwriting Agreement by and between the Company and Wells Fargo Securities, LLC. (2)

2.1	Business Combination Agreement, dated October 19, 2023, by and among the Company, Flybondi, FB Parent Holdings, Merger Sub and the Signing Sellers. (6)

2.2	Assignment, Novation and Amendment Agreement, dated July 2, 2024, by and among the Company, FB Parent, FB Parent Holdings, Merger Sub, Flybondi, and the Sellers. (10)

2.3	Second Amendment to Business Combination Agreement, dated as of October 1, 2024, by and among the Company, Flybondi, FB Parent, Merger Sub and the Sellers. (12)

3.1	Bylaws. (2)

3.2	Certificate of Incorporation. (2)

3.2	Form of Amended and Restated Certificate of Incorporation. (2)

3.3	Amendment to Amended and Restated Certificate of Incorporation. (4)

3.4	Second Amendment to Amended and Restated Certificate of Incorporation. (7)

3.5	Third Amendment to Amended and Restated Certificate of Incorporation. (13)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Form of Warrant Agreement by and between the Company and Continental, as warrant agent. (2)

4.5	Description of Registered Securities. (3)

10.1	Securities Subscription Agreement, dated February 16, 2021, by and between the Company and the Sponsor. (2)

10.2	Promissory Note, dated as of February 16, 2021, issued to the Sponsor. (2)

10.3	Form of Indemnity Agreement. (2)

10.4	Form of Letter Agreement by and among the Company, the Sponsor, and each of its executive officers and directors. (2)

10.5	Form of Investment Management Trust Agreement by and between the Company and Continental, as trustee. (2)

10.6	Form of Registration and Shareholder Rights Agreement by and among the Company, the Sponsor, and the holders signatory thereto. (2)

10.7	Form of Private Placement Warrants Purchase Agreement by and between the Company and the Sponsor. (2)

10.8	Form of Services Agreement by and between the Company and the Sponsor. (2)

10.9	Form of Forward Purchase Agreement by and between the Company and Crescent Park. (2)

10.10	Form of Forward Purchase Agreement by and between the Company and Carnegie Park. (2)

10.11	Form of Consulting Services Agreement by and between the Company and Cohen & Company Capital Markets. (2)

10.12	Promissory Note, dated May 8, 2023, issued to the Sponsor. (4)

10.13	Promissory Note, dated July 10, 2023, issued to the Sponsor. (5)

10.14	Sponsor Support Agreement, dated October 19, 2023, by and among the Company, the Sponsor and Flybondi. (6)

10.15	Form of Lock-Up Agreement. (6)

10.16	Form of Registration Rights Agreement. (6)

10.17	Promissory Note, dated November 8, 2023, issued to the Sponsor. (7)

10.18	FPA Termination Agreement, dated December 12, 2023, by and between the Company and Crescent Park. (8)

10.19	FPA Termination Agreement, dated December 12, 2023, by and between the Company and Crescent Park. (8)

10.20	Amendment No. 1 to Sponsor Support Agreement, dated July 2, 2024, by and among the Company, the Sponsor and Flybondi. (10)

10.21	Promissory Note, dated September 12, 2024, issued to the Sponsor. (11)

10.22	Promissory Note, dated November 6, 2024, issued to the Sponsor. (13)

14	Code of Ethics. (1)

19	Insider Trading Policies and Procedures, adopted February 12, 2025.*

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023. (9)

99.1	Amended Audit Committee Charter. (9)

99.2	Amended Compensation Committee Charter. (9)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-257058), filed with the SEC on September 3, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2023.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2023.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 12, 2024.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2024.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2024.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2024.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 18, 2025	INTEGRAL ACQUISITION CORPORATION 1

	By:	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Enrique Klix	Director and Chief Executive Officer	February 18, 2025
Enrique Klix	(Principal Executive Officer)

/s/ Oliver Matlock	Chief Financial Officer	February 18, 2025
Oliver Matlock	(Principal Financial and Accounting Officer)

/s/ James Cotton	Chairman of the Board	February 18, 2025
James Cotton

/s/ Stuart Hutton	Director	February 18, 2025
Stuart Hutton

/s/ Niraj Javeri	Director	February 18, 2025
Niraj Javeri

/s/ Lynne Thornton	Director	February 18, 2025
Lynne Thornton