Form 10-Q
period 2025-03-31
Integral Acquisition Corp 1
filed 2025-05-29
CIK 1850262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-41006

INTEGRAL ACQUISITION CORPORATION 1
(Exact name of registrant as specified in its charter)

Delaware	86-2148394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas , 23rd Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212)209-6132
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.
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
the Exchange Act). Yes ☒ No ☐
As of May
29
, 2025, there were 2,889,167 shares of Class A common stock, par value $0.0001 per share, and one share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022;

•	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;

•	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 12, 2024;

•	“2023 Promissory Note” are to a that certain unsecured promissory note in the principal amount of up to $1,500,000 issued to our Sponsor on July 10, 2023;

•	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 19, 2025;

•	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

•	“2024 Promissory Note” are to a that certain unsecured promissory note in the principal amount of up to $3,000,000 issued to our Sponsor on September 12, 2024;

•	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

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

v

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTEGRAL ACQUISITION CORPORATION 1
CONDENSED BALANCE
SHEETS

	March 31, 2025 (unaudited)	December 31, 2024 (audited)

Assets
Cash	$81,141	$146,565
Prepaid taxes and other prepaid expenses	75,850	448,214

Total current assets	156,991	594,779
Cash held in Trust Account	4,091,931	4,078,045

Total assets	$4,248,922	$4,672,824

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,818,712	$1,525,042
Redemptions payable	3,942,531	—
Due to related party	120,000	120,000
Promissory Notes—Related Party	1,528,396	1,267,756
Working Capital Loans—convertible	1,500,000	1,500,000
Excise tax payable	136,223	95,388
Reserve for uncertain tax positions	—	371,214
Income taxes payable	44,574	88,283

Total liabilities	9,090,436	4,967,683

Commitments and Contingencies (Note 4)
Class A Common Stock subject to possible redemption, 14,168 and 362,670 shares at redemption value of $12.86 and $11.22 per share at March 31, 2025 and December 31, 2024, respectively	182,213	4,069,207
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 2,874,999 issued and outstanding, respectively, (excluding 14,168 and 362,670 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	288	288
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(5,024,015)	(4,364,354)

Total stockholders’ deficit	(5,023,727)	(4,364,066)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$4,248,922	$4,672,824

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024
Operating costs	$588,285	$385,411

Loss from operations	(588,285)	(385,411)
Other income:
Interest income	36,338	169,451

Total other income	36,338	169,451
Loss before provision for income taxes	(551,947)	(215,960)
Provision for income taxes	(11,342)	(44,075)

Net loss	$(563,289)	$(260,035)

Basic and diluted weighted average shares outstanding, Common Stock subject to redemption	358,798	1,198,342

Basic and diluted net loss per Common Stock subject to redemption	$(0.17)	$(0.06)

Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	2,875,000	2,875,000

Basic and diluted net loss per non-redeemable Common Stock	$(0.17)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	2,874,999	$288	1	$—	$—	$(4,364,354)	$(4,364,066)
Remeasurement of Class A Common Stock to redemption amount	—	—	—	—	—	(55,537)	(55,537)
Excise tax payable	—	—	—	—	—	(40,835)	(40,835)
Net loss	—	—	—	—	—	(563,289)	(563,289)

Balance as of March 31, 2025 (unaudited)	2,874,999	$288	1	$—	$—	$(5,024,015)	$(5,023,727)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	2,874,999	$288	1	$—	$—	$(3,241,895)	$(3,241,607)
Remeasurement of Class A Common Stock to redemption amount	—	—	—	—	—	(178,852)	(178,852)
Net loss	—	—	—	—	—	(260,035)	(260,035)

Balance as of March 31, 2024 (unaudited)	2,874,999	$288	1	$—	$—	$(3,680,782)	$(3,680,494)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(563,289)	$(260,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(36,297)	(169,451)
Changes in current assets and current liabilities:
Prepaid expenses	(950)	(59,407)
Accrued expenses	293,670	116,112
Income taxes payable	(43,709)	62,425
Franchise taxes payable	2,100	18,050

Net cash used in operating activities	(348,475)	(292,306)

Cash flows from Investing Activities:
Extension funding of Trust Account	(32,640)	(89,876)
Funds withdrawn for redemptions	55,051	—

Net cash provided by (used in) investing activities	22,411	(89,876)

Cash flows from Financing Activities:
Proceeds from issuance of the Extension Promissory Notes	32,640	89,874
Proceeds from issuance of Working Capital Loans and the 2024 Promissory Note	228,000	285,126

Net cash provided by financing activities	260,640	375,000

Net change in cash	(65,424)	(7,182)
Cash, beginning of the period	146,565	75,891

Cash, end of the period	$81,141	$68,709

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A Common Stock to redemption amount	$55,537	$178,852

Redemptions payable	$3,942,531	—

Excise tax payable	$40,835	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Integral Acquisition Corporation 1 is a blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting a Business Combination.
As of March 31, 2025, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through March 31, 2025, relates to (i) the Company’s formation and the IPO described below, and (ii) since the closing of the IPO the search for a prospective and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion, the First Special Meeting and redemptions, the Second Special Meeting and redemptions, the Third Special Meeting and redemptions and the March 2025 Special Meeting, there were 2,889,167 shares of Class A Common Stock issued and outstanding and one share of Class
B
Common Stock issued and outstanding. As a result, the Sponsor holds approximately 97.8% of the issued and outstanding Class A Common Stock.
Trust Account
At March 31, 2025 and December 31, 2024, funds in the Trust Account were invested in an interest bearing demand deposit account. Except for the withdrawal of funds to pay taxes, funds will remain in the Trust Account until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used for (i) business, legal and accounting expenses, (ii) due diligence on prospective acquisitions and (iii) continuing general and administrative expenses.
Initial Business Combination
The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes)), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of March 31, 2025, the amount in the Trust Account was $10.54 (before taxes paid or payable) per Public Share.
The shares of Common Stock subject to redemption have been recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with ASC 480. In such case, the Company would proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. As discussed below, at the March 2025 Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s Charter to eliminate the limitation that the Company shall not redeem Public Shares to the extent that such redemption would result in the Company’s failure to have net tangible assets of at least $5,000,001.
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
MARCH 31, 2025

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
Also on July 2, 2024, the Company, Sponsor, and Flybondi entered into the Flybondi Sponsor Support Agreement Amendment to reflect the Substitution.
On October 1, 2024, the parties to the Flybondi Business Combination Agreement entered into the Second Amendment to Business Combination Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Flybondi Business Combination Agreement) from November 1, 2024 to March 31, 2025. Other than the extension of the Agreement End Date, the terms of the Flybondi Business Combination Agreement remain unchanged. On April 15, 2025, the parties to the Business Combination Agreement entered into the Third Amendment to Business Combination Agreement (the “Third Amendment”), to extend the Agreement End Date from March 31, 2025 to April 30, 2025.
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
As discussed below, at the March 2025 Special Meeting, the Company’s stockholders adopted and approved the Business Combination Agreement, as amended on July 2, 2024 and October 1, 2024.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

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
As discussed below, at the March 2025 Special Meeting, stockholders holding an aggregate of 348,502 shares of Class A Common Stock included in the Units sold in the Company’s Initial Public Offering properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.31 per share (which amount is expected to be reduced as a result of the withdrawal of interest to pay taxes prior to payment of redemption amounts to stockholders), for an aggregate redemption amount of approximately $3.94 million. Following such redemptions, the Company will have 14,168 Public Shares issued and outstanding. As of the filing of this Form
10-Q,
the Company has not paid funds to the redeeming stockholders and has recognized a redemption payable on the condensed balance sheet as of March 31, 2025. No redemption payable existed at December 31, 2024.
Through March 31, 2025, the Company had deposited an aggregate of $1,043,903 to fund the Trust Account under the Extension Promissory Notes.
March 2025 Special Meeting
On March 28, 2025, the Company held a special meeting of its stockholders (the “ March 2025 Special Meeting”), at which the Company’s stockholders approved, among other things, the NTA Requirement Amendment Proposal (as defined below) to amend the Company’s amended and restated certificate of incorporation, as previously amended on May 3, 2023, November 2, 2023 and November 1, 2024 (as amended, the “Integral Charter” and such new amendment, the “Fourth Charter Amendment”), was approved. At the Meeting, the Company’s stockholders approved the following proposals (collectively, the “Proposals”):

(i)
a proposal to approve and adopt the Business Combination Agreement, as amended on July 2, 2024 and October 1, 2024 (as may be further amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), with FB Parent, Merger Sub, Flybondi and certain holders of Flybondi’s outstanding shares that have executed or joined the Business Combination Agreement (the “Sellers”), and the Business Combination contemplated thereby (together with the other transactions related thereto, the “Business Combination,” and collectively, the “Business Combination Proposal”), pursuant to which each of the following transactions will occur in the following order:

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

(A)
FB Parent will acquire the shares of Flybondi (the “Flybondi Shares”) held by the Sellers in exchange for the issuance by FB Parent of new ordinary shares of FB Parent (the “Share Exchange”). At the effective time of the Share Exchange, the total consideration to be paid by FB Parent to the Sellers for their Flybondi Shares shall be an aggregate number of ordinary shares of FB Parent (“FB Parent Ordinary Shares”) valued at $10.00 per share, with an aggregate value of up to $300,000,000, with such amount equaling $300,000,000 if all holders of Flybondi Shares that are not Signing Sellers (as defined in the Business Combination Agreement) participate in the transactions by executing Seller Joinders to the Business Combination Agreement. Each Flybondi Share outstanding immediately prior to the effective time of the Share Exchange and held by a Seller will be exchanged for the number of FB Parent Ordinary Shares equal to the Per Share Exchange Ratio (as defined in the Business Combination Agreement) as provided in the Business Combination Agreement. All of the in-the-money
vested Flybondi options outstanding immediately prior to the Share Exchange will be exercised and converted into the right to receive the number of FB Parent Ordinary Shares equal to the Per Share Exchange Ratio as provided in the Business Combination Agreement. All unvested and/or out-of-the-money Flybondi
options outstanding immediately prior to the Share Exchange will be converted into options to purchase FB Parent Ordinary Shares equal to the Per Share Exchange Ratio as provided in the Business Combination Agreement. Any entitlements under the Deferred Incentive Plans (as defined in the Business Combination Agreement) may (at Flybondi’s discretion) be converted into the right to receive a number of FB Parent Ordinary Shares equal to the Per Share Exchange Ratio as provided in the Business Combination Agreement.

(B)
The Company will merge with and into Merger Sub (the “Merger”), with the Company continuing as the surviving entity and as a wholly-owned subsidiary of FB Parent, and each issued and outstanding security of the Company immediately prior to the Merger will be canceled and converted into the right of the holder thereof to receive a substantially equivalent security of FB Parent;

(ii)
five separate governance proposals to approve, on a
non-binding
advisory basis, the following material changes between the Integral Charter and bylaws and the amended and restated articles of FB Parent to be in effect following the Business Combination (the “FB Parent Articles”) (collectively, the “Advisory Governance Proposals”), as follows:

(A)
The FB Parent Articles would grant the directors of FB Parent the authority to allot FB Parent Ordinary Shares, up to a maximum nominal amount of £1,000,000, free of any rights of pre-emption
(“Proposal No. 2A”);

(B)	The FB Parent Articles would provide for a declassified board of directors with the result being that each director will be elected annually for a term of one year (“Proposal No. 2B”);

(C)
The FB Parent Articles would reduce the requisite quorum for a meeting of shareholders from a majority of outstanding voting power to two persons who are, or who represent by proxy, shareholders (“Proposal No. 2C”);

(D)
The FB Parent Articles would include an advance notice provision that requires a nominating shareholder to provide notice to FB Parent in advance of a meeting of shareholders should such nominating shareholder wish to nominate a person for election to the board of directors (“Proposal No. 2D”);

(E)
The FB Parent Articles would not include provisions relating to the Company’s status as a special purpose acquisition company that will no longer be relevant following the closing of the Business Combination (“Proposal No. 2E”); and

(iii)
a proposal to amend the Integral Charter to eliminate (i) the limitation that the Company shall not redeem Public Shares (as defined below) to the extent that such redemption would result in the Company’s failure to have net tangible assets of at least $5,000,001, upon consummation of the Company’s initial Business Combination (such limitation, the “Redemption Limitation”), and (ii) the requirement that the Company shall not consummate an initial Business Combination unless the Redemption Limitation is not exceeded (together, the “NTA Requirement Amendment Proposal”).

The proposals listed above are described in more detail in the Company’s definitive proxy statement/prospectus, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2025.
In connection with the Meeting, stockholders holding an aggregate of 348,502 shares of Class A Common Stock included in the Units sold in the Company’s Initial Public Offering properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.31 per share (which amount is expected to be reduced as a result of the withdrawal of interest to pay taxes prior to payment of redemption amounts to stockholders), for an aggregate redemption amount of approximately $3.94 million. Following such redemptions, the Company will have 14,168 Public Shares issued and outstanding. As of the filing of this Form
10-Q,
the Company has not paid funds to the redeeming stockholders and has recognized a redemption payable on the condensed balance sheet as of March 31, 2025. No redemption payable existed at December 31, 2024.
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
MARCH 31, 2025

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
As a result of the redemptions in 2024 in connection with the Third Special Meeting, the Company will be required to file a return and remit payment for 2024 Excise Tax liabilities on or before April 30, 2025. The Company is currently evaluating its options with respect to this obligation. On April 30, 2025, the Company filed its 2024 excise tax return.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

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
would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. Under the Nasdaq 36 Month Requirement, a SPAC must complete one or more Business Combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial Business Combination by November 2, 2024, the Staff concluded that the Company did not comply with the Nasdaq 36 Month Requirement and that the Company’s securities would be subject to delisting.
Trading of the Company’s securities on the OTC commenced on November 11, 2024. On March 21, 2025, Nasdaq filed a Form 25-NSE to delist our securities from Nasdaq. Our Class Common Stock, Public Warrants, and Units are quoted on the OTC Pink Market under the symbols “INTE,” “INTEW” and “INTEU,” respectively. The delisting from Nasdaq and the commencement of trading on the OTC does not affect the Flybondi Business Combination, as the parties continue to work to effectuate the completion of the Flybondi Business Combination. The combined company, which will be Flybondi Holdings plc, has applied for listing of its securities on Nasdaq in connection with the completion of the Business Combination.
We are a voluntary reporting entity under the Exchange Act, with respect to continued disclosure of financial and operational information.
Liquidity, Capital Resources and Going Concern
As of March 31, 2025, the Company had $81,141 in its operating bank account and a working capital deficit of $8,933,445.
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
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the Trust Account (see Note 3). As of March 31, 2025, $355,000 had been borrowed under the First Extension Promissory Note.
On November 8, 2023, the Company issued the Second Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $359,503 to be deposited into the Trust Account (see Note 3). As of March 31, 2025, $359,503 had been borrowed under the Second Extension Promissory Note.
On July 10, 2023, the Company issued the 2023 Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 (see Note 3). As of March 31, 2025, $1,500,000 had been borrowed under the 2023 Promissory Note.
On September 12, 2024, the Company issued the 2024 Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $3,000,000 (see Note 3). As of March 31, 2025, $759,493 had been borrowed under the September 2024 Note.
On November 6, 2024, the Company issued the Third Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $130,561 to be deposited into the Trust Account (see Note 3). As of March 31, 2025, $54,400 had been borrowed under the Third Extension Promissory Note.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

In connection with the Company’s assessment of going concern considerations in accordance with
ASU 2014-15,
Management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, and insufficient cash raises substantial doubt about the Company’s ability to continue as a going concern. At the Third Special Meeting, the stockholders extended the Combination Period from November 5, 2024 to November 5, 2025; however, it is uncertain that the Company will be able to consummate a Business Combination within the Combination Period. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the
Company
. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the 2024 Annual Report. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Cash held in Trust Account
As of March 31, 2025 and December 31, 2024, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account generally has a readily determinable fair value and is classified as a Level 1 valuation.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

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
which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable
estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effect tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2025.
As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the year ended March 31, 2025 due to New York State and City taxes, Business Combination related expenses and the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024, due to changes the valuation allowance on the deferred tax assets. The Company’s effective tax rate was (2.1)% and 20.4% for the three months ended March 31, 2025 and 2024, respectively.
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
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step
process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not
recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. In the Company’s Form
10-K
filed with the SEC on February 19, 2025, the Company reported an uncertain tax position related the deduction of start-up
and operating costs for tax return purposes. The Company has amended its 2023 corporate income tax return. As such, the uncertain tax position no longer exists. At March 31, 2025 and December 31, 2024, the Company reported $0 and $371,214 on the accompanying condensed balance sheets for this uncertainty.
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

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
The Class A Common Stock subject to possible redemption reflected on the accompanying balance sheets as of March 31, 2025 and December 31, 2024 is reconciled in the following table:
Class A Common Stock subject to possible redemption

	Shares	Amount
January 1, 2024	1,198,342	$12,923,657
Less:
Redemptions	(835,672)	(9,538,763)
Plus:
Remeasurement of carrying value to redemption value	—	684,313

December 31, 2024	362,670	$4,069,207

January 1, 2025	362,670	$4,069,207
Less:
Redemptions payable	(348,502)	(3,942,531)
Plus:
Remeasurement of carrying value to redemption value	—	55,537

March 31, 2025	14,168	$182,213

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Net Loss Per Common Stock
The Company complies with the accounting and disclosure requirements of ASC 260. Net loss per Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. At March 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted loss per Common Stock is the same as basic loss per Common Stock for the periods presented.
The accompanying statements of operations apply the
two-class
method in calculating net loss per share. Basic and diluted net loss per Common Stock for redeemable Class A Common Stock and non-redeemable
Class A and Class B Common Stock is calculated by dividing net loss attributable to the Company by the weighted average number of shares of redeemable Class A Common Stock and non-redeemable
Class A and Class B Common Stock outstanding, allocated proportionally to each class of Common Stock.

	For the Three Months Ended March 31,
	2025		2024
	Redeemable Class A	Non-Redeemable Class A And Class B	Redeemable Class A	Non-Redeemable Class A And Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(62,498)	$(500,791)	$(76,500)	$(183,535)

Denominator:
Basic and diluted weighted average shares outstanding	358,798	2,875,000	1,198,342	2,875,000

Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.06)	$(0.06)

Recent Accounting Pronouncements
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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Note 3 — Related Party Transactions
Working Capital Loans—Convertible
On July 10, 2023, the Company issued the 2023 Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with the convertible Working Capital Loans. The 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the convertible Working Capital Loans. As of March 31, 2025 and December 31, 2024, the Company owed $1,500,000 under the 2023 Promissory Note and reported the amounts as Working Capital Loans—convertible on the accompanying balance sheets.
Administrative Fees
Pursuant to the Services Agreement, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three months ended March 31, 2025 and 2024 are $60,000, respectively. At March 31, 2025 and December 31, 2024, $120,000 is reported on the accompanying balance sheets as due to the Sponsor for the administrative fees.
Promissory Notes – Related Party
On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5th of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. At March 31, 2025 and December 31, 2024, the Company had $355,000 of borrowings under the First Extension Promissory Note.
On November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. The Company deposited $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that was needed by the Company to complete an initial Business Combination until November 5, 2024. At March 31, 2025 and December 31, 2024, the Company had $359,503 and $359,503, respectively, of borrowings under the Second Extension Promissory Note.
On September 12, 2024, the Company issued the 2024 Promissory Note in the aggregate principal amount of up to $3,000,000 to the Sponsor. The 2024 Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital and transaction expenses. The 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At March 31, 2025 and December 31, 2024, the Company had $759,493 and $531,493, respectively, of borrowings under the 2024 Promissory Note.
On November 6, 2024, the Company issued the Third Extension Promissory Note in the aggregate principal amount of up to $130,561 to the Sponsor. The Third Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, the Company has deposited will continue to deposit $10,880 into the Trust Account for each calendar month (commencing on November 6, 2024 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2025, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At March 31, 2025 and December 31, 2024, the Company had $54,400 and $21,760, respectively, of borrowings under the Third Extension Promissory Note.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

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

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Contingent Business Combination Expenses
In connection with the Company’s proposed Business Combination with Flybondi, the Company has incurred approximately $240,000 in contingent Business Combination related expenses and paid
$25,000
. The remaining
$215,000
is due upon the Closing of the Flybondi Business Combination. As of March 31, 2025 and December 31, 2024, the Company has not recognized these contingent expenses.
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
In connection with the Company’s March 2025 Special Meeting, Public Stockholders holding 348,502 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $3.94 million (approximately $11.31 per share) is payable to the redeeming stockholders. As such, the Company recorded a 1% Excise Tax liability.
On April 30, 2024, in association with the Flybondi Business Combination Agreement, the Cartesian Escrow Parties released $900,000 to the Company solely for the purpose of the Company paying the Excise Tax liability and (i) under conditions as stipulated in the Flybondi Business Combination Agreement and (ii) which was held by the Company in a segregated bank account. On October 23, 2024, the Company filed its Excise Tax return and utilized the $900,000 released to the Company (along with other Company funds) and paid $1,076,073 in excise taxes.
At March 31, 2025 and December 31, 2024, the Company reported an Excise Tax Liability of $136,223 and $95,388, respectively, on the accompanying balance sheets. The liability does not impact the accompanying statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there was 2,874,999 shares of Class A Common Stock issued or outstanding, excluding 14,168 and 362,670 shares subject to possible redemption, respectively.

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

The 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to the Sponsor and 50,000 shares to an Anchor Investor) represent Founder Shares and are subject to, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement.
Class B Common Stock
The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there was one share of Class B Common Stock issued and outstanding.
The Class B Common Stock will automatically convert into Class A Common Stock concurrently with or immediately following the consummation of the initial Business Combination, or at the option of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A Common Stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A Common Stock by Public Stockholders), including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into shares of Class A Common Stock issued, or to be issued, to any seller in the initial Business Combination and any warrants issued to the Sponsor, officers or directors upon conversion of the Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
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
MARCH 31, 2025

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
Note 6 — Fair Value Measurements
As of March 31, 2025 and December 31, 2024, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account is carried at fair value, which is generally readily determinable.
Note 7 — Segment Information
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
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which include the following:

INTEGRAL ACQUISITION CORPORATION 1
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

	Three Months ended March 31, 2025	Three Months ended March 31, 2024
Operating costs	$588,285	$385,411
Interest income	$36,338	$169,451

	March 31, 2025	December 31, 2024

Cash held in Trust Account	$4,091,931	$4,078,045
The key metrics included in segment profit or loss reviewed by the CODM are operating costs and interest income.
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
On April 15, 2025, the parties to the Business Combination Agreement entered into the Third Amendment to Business Combination Agreement to extend the Agreement End Date from March 31, 2025 to April 30, 2025
.
In April and May 2025, the Company deposited an aggregate of $21,760 in the Trust Account to extend the Combination Period to June 5, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report under “Item 1. Financial Statements”.

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

Recent Developments

Since March 31, 2025 through the date of this Report, an aggregate of $21,760 has been deposited into the Trust Account to extend the Combination Period to June 5, 2025 under the Third Extension Promissory Note.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. In our Form 10-K filed with the SEC on February 19, 2025, we reported an uncertain tax position related the deduction of start-up and operating costs for tax return purposes. We amended our 2023 corporate income tax return. As such, the uncertain tax position no longer exist. At March 31, 2025 and December 31, 2024, the Company reported $0 and $371,214 on the accompanying balance sheets for this uncertainty.

On March 21, 2025, Nasdaq filed a Form 25-NSE to delist our securities from Nasdaq. Our Class Common Stock, Public Warrants, and Units are quoted on the OTC Pink Market under the symbols “INTE,” “INTEW” and “INTEU,” respectively. We remain a reporting entity under the Exchange Act with respect to continued disclosure of financial and operational information.

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

On October 1, 2024, the parties to the Flybondi Business Combination Agreement entered into an amendment to the Business Combination Agreement to extend the Agreement End Date (as defined in the Flybondi Business Combination Agreement) from November 1, 2024 to March 31, 2025. On April 15, 2025, the parties to the Flybondi Business Combination Agreement entered into the Third Amendment to Business Combination Agreement (the “Third Amendment”), to extend the Agreement End Date from March 31, 2025 to April 30, 2025.

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

March 2025 Special Meeting

On March 28, 2025, the Company held a special meeting of its stockholders (the “ March 2025 Special Meeting”), at which the Company’s stockholders approved, among other things, the NTA Requirement Amendment Proposal (as defined below) to amend the Company’s amended and restated certificate of incorporation, as previously amended on May 3, 2023, November 2, 2023 and November 1, 2024 (as amended, the “Integral Charter” and such new amendment, the “Fourth Charter Amendment”), was approved. At the Meeting, the Company’s stockholders approved the following proposals (collectively, the “Proposals”):

(i)

a proposal to approve and adopt the Business Combination Agreement, as amended on July 2, 2024 and October 1, 2024 (as may be further amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), with FB Parent, Merger Sub, Flybondi and certain holders of Flybondi’s outstanding shares that have executed or joined the Business Combination Agreement (the “Sellers”), and the Business Combination contemplated thereby (together with the other transactions related thereto, the “Business Combination,” and collectively, the “Business Combination Proposal”), pursuant to which each of the following transactions will occur in the following order:

(A)

FB Parent will acquire the shares of Flybondi (the “Flybondi Shares”) held by the Sellers in exchange for the issuance by FB Parent of new ordinary shares of FB Parent (the “Share Exchange”). At the effective time of the Share Exchange, the total consideration to be paid by FB Parent to the Sellers for their Flybondi Shares shall be an aggregate number of ordinary shares of FB Parent (“FB Parent Ordinary Shares”) valued at $10.00 per share, with an aggregate value of up to $300,000,000, with such amount equaling $300,000,000 if all holders of Flybondi Shares that are not Signing Sellers (as defined in the Business Combination Agreement) participate in the transactions by executing Seller Joinders to the Business Combination Agreement. Each Flybondi Share outstanding immediately prior to the effective time of the Share Exchange and held by a Seller will be exchanged for the number of FB Parent Ordinary Shares equal to the Per Share Exchange Ratio (as defined in the Business Combination Agreement) as provided in the Business Combination Agreement. All of the in-the-money vested Flybondi options outstanding immediately prior to the Share Exchange will be exercised and converted into the right to receive the number of FB Parent Ordinary Shares equal to the Per Share Exchange Ratio as provided in the Business Combination Agreement. All unvested and/or out-of-the-money Flybondi options outstanding immediately prior to the Share Exchange will be converted into options to purchase FB Parent Ordinary Shares equal to the Per Share Exchange Ratio as provided in the Business Combination Agreement. Any entitlements under the Deferred Incentive Plans (as defined in the Business Combination Agreement) may (at Flybondi’s discretion) be converted into the right to receive a number of FB Parent Ordinary Shares equal to the Per Share Exchange Ratio as provided in the Business Combination Agreement.

(B)

The Company will merge with and into Merger Sub (the “Merger”), with the Company continuing as the surviving entity and as a wholly-owned subsidiary of FB Parent, and each issued and outstanding security of the Company immediately prior to the Merger will be canceled and converted into the right of the holder thereof to receive a substantially equivalent security of FB Parent;

(ii)

five separate governance proposals to approve, on a non-binding advisory basis, the following material changes between the Integral Charter and bylaws and the amended and restated articles of FB Parent to be in effect following the Business Combination (the “FB Parent Articles”) (collectively, the “Advisory Governance Proposals”), as follows:

(A)

The FB Parent Articles would grant the directors of FB Parent the authority to allot FB Parent Ordinary Shares, up to a maximum nominal amount of £1,000,000, free of any rights of pre-emption (“Proposal No. 2A”);

(B)	The FB Parent Articles would provide for a declassified board of directors with the result being that each director will be elected annually for a term of one year (“Proposal No. 2B”);

(C)

The FB Parent Articles would reduce the requisite quorum for a meeting of shareholders from a majority of outstanding voting power to two persons who are, or who represent by proxy, shareholders (“Proposal No. 2C”);

(D)

The FB Parent Articles would include an advance notice provision that requires a nominating shareholder to provide notice to FB Parent in advance of a meeting of shareholders should such nominating shareholder wish to nominate a person for election to the board of directors (“Proposal No. 2D”);

(E)

The FB Parent Articles would not include provisions relating to the Company’s status as a special purpose acquisition company that will no longer be relevant following the closing of the Business Combination (“Proposal No. 2E”); and

(iii)

a proposal to amend the Integral Charter to eliminate (i) the limitation that the Company shall not redeem Public Shares (as defined below) to the extent that such redemption would result in the Company’s failure to have net tangible assets of at least $5,000,001, upon consummation of the Company’s initial Business Combination (such limitation, the “Redemption Limitation”), and (ii) the requirement that the Company shall not consummate an initial Business Combination unless the Redemption Limitation is not exceeded (together, the “NTA Requirement Amendment Proposal”).

The proposals listed above are described in more detail in the Company’s definitive proxy statement/prospectus, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2025.

In connection with the Meeting, stockholders holding an aggregate of 348,502 shares of Class A Common Stock included in the Units sold in the Company’s Initial Public Offering properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.31 per share (which amount is expected to be reduced as a result of the withdrawal of interest to pay taxes prior to payment of redemption amounts to stockholders), for an aggregate redemption amount of approximately $3.94 million. Following such redemptions, the Company has 14,168 Public Shares issued and outstanding. As of the filing of this Form 10-Q, the Company has not paid funds to the redeeming stockholders and has recognized a redemption payable on the condensed balance sheet as of March 31, 2025. No redemption payable existed at December 31, 2024.

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

Results of Operations

As of March 31, 2025, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through March 31, 2025 relates to our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective and consummation of an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in our Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net loss of $563,289, which consisted of operating costs of $588,285 and provision for income tax of $11,342, partially offset by interest income from the Trust Account of $36,338.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, we had $81,141 in our operating bank account, and a working capital deficit of $8,933,445.

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

Extension Promissory Notes

In connection with the approval of the First Extension Amendment Proposal at the First Special Meeting, we issued the First Extension Promissory Note on May 8, 2023 in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by us to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) Public Stockholders who elect to have their Pubic Shares redeemed in connection with the consummation of the Business Combination. At March 31, 2025 and December 31, 2024, we had $355,000 of borrowings under the First Extension Promissory Note.

In connection with the approval of the Charter Amendment Proposals at the Second Special Meeting, we issued the Second Extension Promissory Note on November 8, 2023 in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we will continue to deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At March 31, 2025 and December 31, 2024, we had $359,503 of borrowings under the Second Extension Promissory Note.

In connection with the approval of the Third Extension Amendment Proposal at the Third Special Meeting, we issued the Third Extension Promissory Note on November 6, 2024 in the aggregate principal amount of up to $130,561 to the Sponsor. The Third Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we have deposited and will continue to deposit $10,880 into the Trust Account for each calendar month (commencing on November 6, 2024 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2025, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At March 31, 2025 and December 31, 2024, we had $54,400 and $21,760, respectively, of borrowings under the Third Extension Promissory Note.

Through March 31, 2025, we had deposited an aggregate of $1,043,903 to fund the Trust Account under the Extension Promissory Notes.

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

On July 10, 2023, we issued the 2023 Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with the convertible Working Capital Loans. The 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the convertible Working Capital Loans, but no proceeds from the Trust Account would be used to repay the convertible Working Capital Loans. As of March 31, 2025 and December 31, 2024, we owed $1,500,000 and $1,500,000, respectively, under the 2023 Promissory Note and reported the amounts as “Working Capital Loans – convertible” on the balance sheets of the financial statements contained elsewhere in this Report.

On September 12, 2024, we issued the 2024 Promissory Note in the aggregate principal amount of up to $3,000,000 to the Sponsor. The 2024 Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital and transaction expenses. The 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummates our initial Business Combination and (ii) the date our winding up is effective. At March 31, 2025 and December 31, 2024, we had $759,493 and $531,493, respectively, of borrowings under the 2024 Promissory Note.

Excise Tax Liability

Associated with the proposed Business Combination, Cartesian Escrow Parties provided $900,000 to us for the payment of excise taxes. On October 23, 2024, we filed our excise tax return and paid $1,076,073 using $900,000 acquired from the Cartesian Escrow Parties in association with the Flybondi Business Combination Agreement, along with other funds from our Company.

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

Services Agreement

On November 2, 2021, we agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Services Agreement. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. Total administrative fee for the three months ended March 31, 2025 and 2024 are $60,000, respectively. At March 31, 2025 and December 31, 2024, $120,000 is reported on the balance sheets of the financial statements contained elsewhere in this Report as due to the Sponsor for the administrative fees due, respectively.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2021 Annual Report, (ii) 2022 Annual Report, (iii) 2023 Annual Report, (iv) 2024 Annual Report, (v) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, September 30, 2023 and June 30, 2024, as filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022, May 15, 2023, November 21, 2023, August 7, 2024 and November 11, 2024, respectively, (vi) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on October 4, 2024 and (vii) definitive proxy statement/prospectus, as filed with the SEC on March 7, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Flybondi and the Flybondi Business Combination, please see the Flybondi Registration Statement.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-half of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $116,725,000 was placed in our Trust Account. On March 28, 2025, we held a special meeting of its stockholders, at which the Company’s stockholders approved, among other things, the Flybondi Business Combination. In connection therewith, we provided our Public Stockholders the opportunity to redeem all or a portion of their Public Shares at a pro rata redemption of approximately $11.31 per Public Share (the “Redemption Price”).

There can be no assurance that, after our initial Business Combination, such as the Flybondi Business Combination, our Public Stockholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Stockholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our stockholders that the trading price of such shares will be greater than the Redemption Price.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 31, 2024, the Company held the Third Special Meeting, which was adjourned from October 28, 2024, at which the Company’s stockholders approved, among other things, the Third Extension Amendment Proposal, which extended the Combination Period from November 5, 2024 to November 5, 2025. 835,672 Public Shares that were redeemed in connection with the vote to approve the Third Extension Amendment Proposal, resulting in approximately $9.5 million (approximately $11.41 per share) being removed from the Trust Account to pay such redeeming Public Stockholders. Following the Third Special Meeting Redemptions, we have 362,670 Public Shares outstanding.
At the March 2025 Special Meeting, stockholders holding an aggregate of 348,502 shares of Class A Common Stock included in the Units sold in the Company’s Initial Public Offering properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.31 per share (which amount is expected to be reduced as a result of the withdrawal of interest to pay taxes prior to payment of redemption amounts to stockholders), for an aggregate redemption amount of approximately $3.94 million. Following such redemptions, the Company will have 14,168 Public Shares issued and outstanding. As of the filing of this Form
10-Q,
the Company has not paid funds to the redeeming stockholders and has recognized a redemption payable on the condensed balance sheet as of March 31, 2025.
There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in
Rule 16a-1(f)promulgated
under the Exchange Act) adopted or terminated any “Rule
10b5-1
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

Dated: May 29, 2025	INTEGRAL ACQUISITION CORPORATION 1

	By:	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 29, 2025	By:	/s/ Oliver Matlock
	Name:	Oliver Matlock
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)