Form 10-Q
period 2025-06-30
Integral Acquisition Corp 1
filed 2025-09-19
CIK 1850262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of September 19, 2025, there were 3,237,669 shares of Class A common stock, par value $0.0001 per share, and one share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

INTEGRAL ACQUISITION CORPORATION 1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 12, 2024;

●	“2023 Promissory Note” are to a that certain unsecured promissory note in the principal amount of up to $1,500,000 issued to our Sponsor on July 10, 2023;

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 19, 2025;

●	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“2024 Promissory Note” are to a that certain unsecured promissory note in the principal amount of up to $3,000,000 issued to our Sponsor on September 12, 2024;

●	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

●	“Anchor Investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our Management Team, our Sponsor (as defined below) or any other Anchor Investor) that purchased an aggregate of approximately $60.8 million of Units (as defined below) in our Initial Public Offering (as defined below), and became a member of our Sponsor at the closing of our Initial Public Offering;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 260” are to FASB ASC Topic 260, “Earnings Per Share”;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASC 405” are to FASB ASC Topic 405, “Liabilities”;

●	“ASC 480” are to FASB ASC Topic 480, “Distinguishing Liabilities from Equity”;

●	“ASC 740” are to FASB ASC Topic 740, “Income Taxes”;

●	“ASC 815” are to FASB ASC Topic 815, “Derivatives and Hedging”;

●	“ASC 820” are to FASB ASC Topic 820, “Fair Value Measurements and Disclosures”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2014-15” are to FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”;

●	“ASU 2020-06” are to FASB ASU Topic 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”;

●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“ASU 2023-09” are to FASB ASU Topic 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Cartesian” are to Cartesian Capital Group, LLC;

●	“Cartesian Escrow Parties” are to Cartesian and Flybondi, together;

●	“Charter Amendment Proposals” are to the Founder Share Amendment Proposal (as defined below) and the Second Extension Amendment Proposal (as defined below);

●	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

●	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

●	“Cohen & Company” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (f/k/a J.V.B. Financial Group, LLC);

●	“Combination Period” are to the period, from the closing of the Initial Public Offering to November 5, 2025 (or such earlier date as determined by the Board) as extended by the Third Extension (as defined below), that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws and regulations;

●	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;

●	“Company,” “our Company,” “we” or “us” are to Integral Acquisition Corporation 1, a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Escrow Amount” are to an aggregate amount of $900,000 to be put into escrow by the Cartesian Parties on or before December 15, 2023;

●	“Escrow Agreement” are to the escrow agreement, dated December 13, 2023, we entered into with the Cartesian Parties;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% Excise Tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the IR Act (as defined below);

●	“Extensions” are to the First Extension, Second Extension and Third Extension, collectively;

●	“Extension Promissory Notes” are to the First Extension Promissory Note (as defined below), the Second Extension Promissory Note (as defined below) and the Third Extension Promissory Note (as defined below), collectively;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FB Parent” are to FB Parent Limited, a limited company incorporated under the laws of England and Wales;

●	“FB Parent Holdings” are to Flybondi Holdings plc, a public limited company incorporated under the laws of England and Wales;

●	“Flybondi” are to Flybondi Limited, a limited company incorporated under the laws of England and Wales;

●	“Flybondi Business Combination” are to the transactions contemplated by the Flybondi Business Combination Agreement (as defined below);

●	“Flybondi Business Combination Agreement” are to the Business Combination Agreement, dated as of October 19, 2023, by and among us, Flybondi, FB Parent Holdings, Merger Sub (as defined below) and the Sellers (as defined below), as it may be amended, supplemented, or otherwise modified from time to time, and as assigned under the Novation Agreement (as defined below);

●	“Flybondi Registration Statement” are to the Registration Statement on Form F-4, which includes a proxy statement/prospectus prepared by us, Flybondi and FB Parent, initially filed by FP Parent with the SEC on January 23, 2025, in connection with the Flybondi Business Combination;

●	“First Extension” are to the extension of the date by which we must consummate our initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board), as approved by the stockholders at the First Special Meeting (as defined below);

●	“First Extension Amendment Proposal” are to the proposal at the First Special Meeting to approve an amendment to the Amended and Restated Charter to extend the date by which we must consummate our initial Business Combination from May 5, 2023 to November 3, 2023 (or such earlier date as determined by the Board);

●	“First Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $630,000 issued on May 8, 2023 to the Sponsor in connection with the First Extension;

●	“First Special Meeting” are to the special meeting of our stockholders held on May 3, 2023;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Share Conversion” are to the 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to our Sponsor and 50,000 shares to an Anchor Investor) issued on November 3, 2023, following the approval of the Founder Share Amendment Proposal by our stockholders at the Second Special Meeting (as defined below), upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor and such Anchor Investor, respectively, as Founder Shares;

●	“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor in the Private Placement (as defined below) and the shares of Class A Common Stock that (i) will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares”) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor and a certain Anchor Investor as Founder Shares;

●	“Founder Share Amendment Proposal” are to the proposal at the Second Special Meeting to approve an amendment to the Amended and Restated Charter to grant a holder of shares of Class B Common Stock the right to convert such shares into shares of Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 5, 2021;

●	“Initial Stockholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 16, 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 14, 2021, as amended, and declared effective on November 2, 2021 (File No. 333-257058);

●	“IR Act” are to the Inflation Reduction Act of 2022;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Joining Sellers” are to other holders of Flybondi’s outstanding shares and/or options that join the Flybondi Business Combination Agreement by delivering a Seller Joinder (as defined below) after the date of the Flybondi Business Combination Agreement;

●	“Letter Agreement” are to the letter agreement, dated on November 2, 2021, we entered with our Sponsor, officers and directors;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“March 2025 Special Meeting” are to the special meeting of our stockholders held on March 28, 2025;

v

●	“Market Value Standard” are to Nasdaq Listing Rule 5450(b)(2)(A);

●	“Merger Sub” are to Gaucho MS, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of FB Parent;

●	“Minimum Total Holders Rule” are to Nasdaq Listing Rule 5450(a)(2);

●	“Mutual Termination Consent” are to the mutual written consent, dated as of June 4, 2025, by and between the Company and Flybondi;

●	“MVLS” are to the Market Value of Listing Securities;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36 Month Requirement” are to the Nasdaq Listing Rule IM-5101-2, which requires that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Staff” are to the Listing Qualifications Department of Nasdaq;

●	“Novation Agreement” are to the Assignment, Novation and Amendment Agreement, dated as of July 2, 2024, that we entered into with FB Parent, FB Parent Holdings, Merger Sub, Flybondi and the Sellers;

●	“NTA Requirement Amendment Proposal” means the proposal approved by the Company’s stockholders at the March 2025 Special Meeting, to amend the Amended and Restated Charter to eliminate (i) the limitation that the Company shall not redeem Public Shares to the extent that such redemption would result in the Company’s failure to have net tangible assets of at least $5,000,001, upon consummation of the Company’s initial Business Combination, and (ii) the requirement that the Company shall not consummate an initial Business Combination unless such redemption limitation is not exceeded;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Public Shares” are to the shares of Class A Common Stock sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or members of our Management Team purchase Public Shares, provided, that each Initial Stockholders’ and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 2, 2021, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are to the extension of the date by which we must consummate our initial Business Combination from November 3, 2023 to November 5, 2024 (or such earlier date as determined by the Board of Directors), as approved by our stockholders at the Second Special Meeting;

●	“Second Extension Amendment Proposal” are to a proposal at the Second Special Meeting to approve an amendment to the Amended and Restated Charter to extend the date by which we must consummate its initial Business Combination from November 3, 2023 to November 5, 2024 (or such earlier date as determined by the Board);

●	“Second Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $359,503 issued on November 8, 2023 to the Sponsor in connection with the Second Extension;

●	“Second Special Meeting” are to the special meeting in lieu of an annual meeting of our stockholders held on November 2, 2023;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seller Joinder” are to a joinder agreement executed by a Joining Seller and delivered to us, FB Parent and Flybondi after the date of the Flybondi Business Combination Agreement;

●	“Sellers” are to the Joining Sellers and the Signing Sellers;

●	“Services Agreement” are to the Services Agreement, dated November 2, 2021, we entered into with our Sponsor;

●	“Signing Sellers” are to certain holders of Flybondi’s outstanding shares that have executed the Flybondi Business Combination Agreement on October 19, 2023;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Integral Sponsor LLC, a Delaware limited liability company;

●	“Third Extension” are to the extension of the date by which we must consummate our initial Business Combination from November 5, 2024 to November 5, 2025, on a monthly basis (or such earlier date as determined by the Board), as approved by our stockholders at the Third Special Meeting (as defined below);

●	“Third Extension Amendment Proposal” are to the proposal at the Third Special Meeting to approve an amendment to the Amended and Restated Charter to extend the date by which we must consummate its initial Business Combination from November 5, 2024 to November 5, 2025, on a monthly basis (or such earlier date as determined by the Board);

●	“Third Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $130,561 issued on November 6, 2024 to the Sponsor in connection with the Third Extension;

●	“Third Special Meeting” are to the special meeting in lieu of an annual meeting of our stockholders held on October 31, 2024;

●	“Treasury” are to the U.S. Department of the Treasury;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated November 2, 2021, which we entered into with Continental, as trustee of the Trust Account;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Warrant Agreement” are to the Warrant Agreement, dated as of November 2, 2021, which we entered into with Continental;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRAL ACQUISITION CORPORATION 1

CONDENSED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024 (audited)
Assets
Cash	$21,503	$146,565
Prepaid taxes and other prepaid expenses	48,000	448,214
Total current assets	69,503	594,779

Cash held in Trust Account	4,135,011	4,078,045
Total assets	$4,204,514	$4,672,824

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$2,276,204	$1,525,042
Due to related party	100,000	120,000
Promissory Notes—Related Party	1,724,456	1,267,756
Working Capital Loans—convertible	1,500,000	1,500,000
Excise tax payable	-	95,388
Reserve for uncertain tax positions	-	371,214
Income taxes payable	33,232	88,283
Total liabilities	5,633,892	4,967,683

Commitments and Contingencies (Note 4)
Class A Common Stock subject to possible redemption, 362,670 shares at redemption value of $11.45 and $11.22 per share at June 30, 2025 and December 31, 2024, respectively	4,152,308	4,069,207

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 2,874,999 issued and outstanding (excluding 362,670 shares subject to possible redemption) at June 30, 2025 and December 31, 2024	288	288
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	-	-
Accumulated deficit	(5,581,974)	(4,364,354)
Total stockholders’ deficit	(5,581,686)	(4,364,066)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$4,204,514	$4,672,824

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$591,142	$523,160	$1,179,427	$908,571
Loss from operations	(591,142)	(523,160)	(1,179,427)	(908,571)

Other income:
Interest income	10,482	171,811	46,820	341,262
Excise tax interest and penalties	(1,912)	-	(1,912)	-
Total other income	8,570	171,811	44,908	341,262

Loss before provision for income taxes	(582,572)	(351,349)	(1,134,519)	(567,309)
Provision for income taxes	11,342	(43,068)	-	(87,143)
Net loss	$(571,230)	$(394,417)	$(1,134,519)	$(654,452)

Basic and diluted weighted average shares outstanding, Common Stock subject to redemption	362,670	1,198,342	362,670	1,198,342
Basic and diluted net loss per Common Stock subject to redemption	$(0.18)	$(0.10)	$(0.35)	$(0.16)

Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per non-redeemable Common Stock	$(0.18)	$(0.10)	$(0.35)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	2,874,999	$288	1	$-	$-	$(4,364,354)	$(4,364,066)
Remeasurement of Class A Common Stock to redemption amount	-	-	-	-	-	(55,537)	(55,537)
Excise tax payable	-	-	-	-	-	(40,835)	(40,835)
Net loss	-	-	-	-	-	(563,289)	(563,289)
Balance as of March 31, 2025 (unaudited)	2,874,999	288	1	-	-	(5,024,015)	(5,023,727)
Remeasurement of Class A Common Stock to redemption amount	-	-	-	-	-	(27,564)	(27,564)
Excise tax payable	-	-	-	-	-	40,835	40,835
Net loss	-	-	-	-	-	(571,230)	(571,230)
Balance as of June 30, 2025 (unaudited)	2,874,999	$288	1	$-	$-	$(5,581,974)	$(5,581,686)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	2,874,999	$288	1	$-	$-	$(3,241,895)	$(3,241,607)
Remeasurement of Class A Common Stock to redemption amount	-	-	-	-	-	(178,852)	(178,852)
Net loss	-	-	-	-	-	(260,035)	(260,035)
Balance as of March 31, 2024 (unaudited)	2,874,999	288	1	-	-	(3,680,782)	(3,680,494)
Remeasurement of Class A Common Stock to redemption amount	-	-	-	-	-	(176,819)	(176,819)
Escrow funding from Cartesian Escrow Parties	-	-	-	-	-	900,000	900,000
Net loss	-	-	-	-	-	(394,417)	(394,417)
Balance as of Jume 30, 2024 (unaudited)	2,874,999	$288	1	$-	$-	$(3,352,018)	$(3,351,730)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(1,134,519)	$(654,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(46,736)	(341,262)
Changes in current assets and current liabilities:
Prepaid expenses	-	(33,872)
Due to Sponsor	(20,000)	-
Excise tax payable	(95,388)	-
Accrued expenses	751,162	381,371
Income taxes payable	(55,051)	75,493
Franchise taxes payable	29,000	(62,000)
Net cash used in operating activities	(571,532)	(634,722)

Cash flows from Investing Activities:
Extension funding of Trust Account	(65,281)	(179,752)
Funds withdrawn from Trust Account	55,051	151,850
Net cash used in investing activities	(10,230)	(27,902)

Cash flows from Financing Activities:
Proceeds from issuance of the Extension Promissory Notes	65,280	-
Proceeds from issuance of Working Capital Loans and the 2024 Promissory Note	391,420	179,748
Proceeds from issuance of convertible promissory note to related party	-	480,252
Escrow funding from Cartesian Escrow Parties	-	900,000
Net cash provided by financing activities	456,700	1,560,000

Net change in cash	(125,062)	897,376
Cash, beginning of the period	146,565	75,891
Cash, end of the period	$21,503	$937,267

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A Common Stock to redemption amount	$83,101	$355,671

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 1 — Organization, Business Operations and Liquidity

Organization and General

Integral Acquisition Corporation 1 is a blank check company incorporated as a Delaware corporation on February 16, 2021. The Company was formed for the purpose of effecting a Business Combination.

As of June 30, 2025, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from February 16, 2021 (inception) through June 30, 2025, relates to (i) the Company’s formation and the IPO described below, and (ii) since the closing of the IPO, the search for a prospective target for an initial Business Combination and attempting to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Founder Shares

The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Common Stock issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Business Combination that results in all of the stockholders having the right to exchange their Class A Common Stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “Lock-up”).Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares. Notwithstanding the foregoing, the Founder Shares will be released from the Lock-up if the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. On December 29, 2021, the Sponsor transferred 50,000 Founder Shares to an Anchor Investor.

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

The 2,874,999 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement. Following the Founder Share Conversion, the First Special Meeting and redemptions, the Second Special Meeting and redemptions and the Third Special Meeting and redemptions, there were 3,237,669 shares of Class A Common Stock issued and outstanding and one share of Class B Stock issued and outstanding. As a result, the Sponsor holds approximately 88.7% of the issued and outstanding Class A Common Stock.

At the March 2025 Special Meeting, holders of 348,502 Public Shares elected to redeem their Public Shares contingent on the closing of the proposed Flybondi Business Combination, discussed below. As the Flybondi Business Combination Agreement was terminated on June 4, 2025 and the proposed Flybondi Business Combination abandoned, those shares were not redeemed.

Trust Account

At June 30, 2025 and December 31, 2024, funds in the Trust Account were invested in an interest-bearing demand deposit account. Except for the withdrawal of funds to pay taxes, funds will remain in the Trust Account until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used for (i) business, legal and accounting expenses, (ii) due diligence on prospective acquisitions and (iii) continuing general and administrative expenses.

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Initial Business Combination

The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes)), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of June 30, 2025, the amount in the Trust Account was $11.40 (before taxes paid or payable) per Public Share.

The shares of Common Stock subject to redemption have been recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with ASC 480. In such case, the Company would proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. As discussed below, at the March 2025 Special Meeting, the Company’s stockholders approved a proposal to amend the Amended and Restated Charter to eliminate the limitation that the Company shall not redeem Public Shares to the extent that such redemption would result in the Company’s failure to have net tangible assets of at least $5,000,001.

Following the IPO, the Company initially had 18 months from the closing of the IPO to complete the initial Business Combination, which Combination Period, as further discussed below, was extended to November 5, 2025. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding Excise Taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

JUNE 30, 2025

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

Termination of Flybondi Business Combination

On October 19, 2023, the Company entered into the Flybondi Business Combination Agreement, as amended on July 2, 2024, October 1, 2024 and April 15, 2026, with Flybondi, FB Parent Holdings, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.

As discussed below, at the March 2025 Special Meeting, the Company’s stockholders adopted and approved the Flybondi Business Combination Agreement and the transactions contemplated thereby.

On June 4, 2025, the Company and Flybondi entered into the Mutual Termination Consent, pursuant to which the Company and Flybondi mutually agreed to terminate the Flybondi Business Combination Agreement and to abandon the transactions contemplated thereby.

Departure of Certain Directors and Officers

On June 5, 2025, each of Lynne Thornton, Niraj Javeri and Stuart Hutton resigned as a director of the board of directors (the “Board”) of the Company and as a member of committees of the Board, effective immediately. Also on June 5, 2025, each of Conrad Yiu, Matthew Clunies-Ross and Luke Fay resigned as a Board observer, effective immediately. Further, on June 5, 2025, Oliver Matlock resigned as the Chief Financial Officer of the Company, effective immediately. Enrique Klix assumed the role of Chief Financial Officer of the Company. The resignations of Mrs. Thornton, Mr. Javeri, Mr. Hutton, Mr. Yiu, Mr. Clunies-Ross, Mr. Fay and Mr. Matlock did not result from any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

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

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

In connection with the approval of the First Extension Amendment Proposal, the Company issued the First Extension Promissory Note in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the Company’s liquidation. Additionally, the Company deposited $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by the Company to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Public Shares redeemed in connection with the consummation of the Business Combination.

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

In connection with the approval of the Second Extension Amendment Proposal, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the Company’s liquidation. Additionally, the Company deposited $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that was needed by the Company to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Public Shares redeemed in connection with the consummation of the Business Combination.

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

On November 6, 2024, in connection with the approval of the Third Extension Amendment Proposal, the Company issued the Third Extension Promissory Note in the aggregate principal amount of up to $130,561 to the Sponsor. The Third Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the initial Business Combination or the Company’s liquidation. Additionally, the Company agreed to make monthly deposits of $10,880 into the Trust Account for each calendar month (commencing on November 6, 2024) or portion thereof, that was needed by the Company to complete an initial Business Combination until November 5, 2025, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) Public Stockholders who elect to have their Public Shares redeemed in connection with the consummation of the Business Combination.

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

As discussed below, at the March 2025 Special Meeting, stockholders holding an aggregate of 348,502 shares of Class A Common Stock included in the Units sold in the Company’s Initial Public Offering properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.31 per share (which amount is expected to be reduced as a result of the withdrawal of interest to pay taxes prior to payment of redemption amounts to stockholders), for an aggregate redemption amount of approximately $3.94 million. These redemptions were contingent on the closing of the proposed Business Combination with Flybondi. On June 4, 2025, the Company and Flybondi entered into the Mutual Termination Consent, pursuant to which the Company and Flybondi mutually agreed to terminate the Business Combination Agreement and to abandon the transactions contemplated thereby. As the proposed Business Combination has been terminated, the shares of Class A Common Stock submitted for redemption were not redeemed.

Through June 30, 2025, the Company had deposited an aggregate of $1,076,544 to fund the Trust Account under the Extension Promissory Notes.

March 2025 Special Meeting

On March 28, 2025, the Company held the March 2025 Special Meeting at which the Company’s stockholders approved, among other things, the NTA Requirement Amendment Proposal and the Flybondi Business Combination Agreement and the transactions contemplated thereby. The proposals are described in more detail in the Company’s definitive proxy statement/prospectus filed with the SEC on March 7, 2025. On June 4, 2025, the Company and Flybondi entered into the Mutual Termination Consent, pursuant to which the Company and Flybondi mutually agreed to terminate the Business Combination Agreement and to abandon the transactions contemplated thereby. As the proposed Business Combination has been terminated, items (i) and (ii), above, will not take effect.

In connection with the March 2025 Special Meeting, stockholders holding an aggregate of 348,502 Public Shares contingently exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.31 per share for an aggregate redemption amount of approximately $3.94 million. With the termination of the proposed Flybondi Business Combination, the Public Shares submitted for redemption were not redeemed.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As a result of the redemptions in 2024 in connection with the Third Special Meeting, the Company was required to file a return and remit payment for 2024 Excise Tax liabilities on or before April 30, 2025. On April 30, 2025, the Company filed its 2024 Excise Tax return. On June 4, 2025, the Company paid $97,300 in connection with the 2024 Excise Tax, including penalties and interest.

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

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Trading of the Company’s securities on the OTC commenced on November 11, 2024. On March 21, 2025, Nasdaq filed a Form 25-NSE to delist the Company’s securities from Nasdaq. The Class A Common Stock, Public Warrants and Units are quoted on the OTC Pink Market under the symbols “INTE,” “INTEW” and “INTEU,” respectively.

The Company is a voluntary reporting entity under the Exchange Act, with respect to continued disclosure of financial and operational information.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had $21,503 in its operating bank account and a working capital deficit of $5,564,389.

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

On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $630,000 to be deposited into the Trust Account (see Note 3). As of June 30, 2025, $355,000 had been borrowed under the First Extension Promissory Note.

On November 8, 2023, the Company issued the Second Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $359,503 to be deposited into the Trust Account (see Note 3). As of June 30, 2025, $359,503 had been borrowed under the Second Extension Promissory Note.

On July 10, 2023, the Company issued the 2023 Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 (see Note 3). As of June 30, 2025, $1,500,000 had been borrowed under the 2023 Promissory Note.

On September 12, 2024, the Company issued the 2024 Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $3,000,000 (see Note 3). As of June 30, 2025, $922,913 had been borrowed under the September 2024 Note.

On November 6, 2024, the Company issued the Third Extension Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $130,561 to be deposited into the Trust Account (see Note 3). As of June 30, 2025, $87,040 had been borrowed under the Third Extension Promissory Note.

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed financial statements, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the 2024 Annual Report. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Cash held in Trust Account

As of June 30, 2025 and December 31, 2024, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account generally has a readily determinable fair value and is classified as a Level 1 valuation.

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

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2—Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effect tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 due to New York State and City taxes, Business Combination related expenses and the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024, due to changes the valuation allowance on the deferred tax assets. The Company’s effective tax rate was 1.9% and (12.3)% for the three months ended June 30, 2025 and 2024, respectively, and 0.0% and (15.4)% for the six months ended June 30, 2025 and 2024, respectively.

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

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. In the 2024 Annual Report, the Company reported an uncertain tax position related the deduction of start-up and operating costs for tax return purposes. The Company has amended its 2023 corporate income tax return. As such, the uncertain tax position no longer exists. At June 30, 2025 and December 31, 2024, the Company reported $0 and $371,214 on the accompanying condensed balance sheets for this uncertainty.

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

The Class A Common Stock subject to possible redemption reflected on the accompanying balance sheets as of June 30, 2025 and December 31, 2024 is reconciled in the following table:

Class A Common Stock subject to possible redemption

	Shares	Amount
January 1, 2024	1,198,342	$12,923,657
Less:
Redemptions	(835,672)	(9,538,763)
Plus:
Remeasurement of carrying value to redemption value	-	684,313
December 31, 2024	362,670	$4,069,207
Plus:
Remeasurement of carrying value to redemption value	-	83,101
June 30, 2025	362,670	$4,152,308

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Net Loss Per Common Stock

The Company complies with the accounting and disclosure requirements of ASC 260. Net loss per Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. At June 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted loss per Common Stock is the same as basic loss per Common Stock for the periods presented.

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

	For the Three Months Ended June 30,
	2025		2024
	Redeemable Class A	Non-Redeemable Class A And Class B	Redeemable Class A	Non-Redeemable Class A And Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(63,987)	$(507,243)	$(116,034)	$(278,383)
Denominator:
Basic and diluted weighted average shares outstanding	362,670	2,875,000	1,198,342	2,875,000

Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.10)	$(0.10)

	For the Six Months Ended June 30,
	2025		2024
	Redeemable Class A	Non-Redeemable Class A And Class B	Redeemable Class A	Non-Redeemable Class A And Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(127,084)	$(1,007,435)	$(192,534)	$(461,918)
Denominator:
Basic and diluted weighted average shares outstanding	362,670	2,875,000	1,198,342	2,875,000

Basic and diluted net loss per share	$(0.35)	$(0.35)	$(0.16)	$(0.16)

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

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Related Party Transactions

Working Capital Loans—Convertible

On July 10, 2023, the Company issued the 2023 Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with the convertible Working Capital Loans. The 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the convertible Working Capital Loans. As of June 30, 2025 and December 31, 2024, the Company owed $1,500,000 under the 2023 Promissory Note and reported the amounts as Working Capital Loans—convertible on the accompanying balance sheets.

Administrative Fees

Pursuant to the Services Agreement, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total administrative fee for the three and six months ended June 30, 2025 and 2024 are $60,000 and $120,000 respectively. At June 30, 2025 and December 31, 2024, $100,000 and $120,000 is reported on the accompanying balance sheets as due to the Sponsor for the administrative fees.

Promissory Notes — Related Party

On May 8, 2023, the Company issued the First Extension Promissory Note to the Sponsor in an amount of up to $630,000 to be deposited into the Trust Account ($105,000 per month following the 5th of each month through November 3, 2023) for the benefit of the Public Stockholders who did not redeem their Public Shares in connection with the First Extension. The First Extension Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. At June 30, 2025 and December 31, 2024, the Company had $355,000 of borrowings under the First Extension Promissory Note.

On November 8, 2023, the Company issued the Second Extension Promissory Note in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. The Company deposited $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that was needed by the Company to complete an initial Business Combination until November 5, 2024. At June 30, 2025 and December 31, 2024, the Company had $359,503 of borrowings under the Second Extension Promissory Note.

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

On September 12, 2024, the Company issued the 2024 Promissory Note in the aggregate principal amount of up to $3,000,000 to the Sponsor. The 2024 Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital and transaction expenses. The 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At June 30, 2025 and December 31, 2024, the Company had $922,913 and $531,493, respectively, of borrowings under the 2024 Promissory Note.

On November 6, 2024, the Company issued the Third Extension Promissory Note in the aggregate principal amount of up to $130,561 to the Sponsor. The Third Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. Additionally, the Company has deposited will continue to deposit $10,880 into the Trust Account for each calendar month (commencing on November 6, 2024 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until November 5, 2025, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At June 30, 2025 and December 31, 2024, the Company had $87,040 and $21,760, respectively, of borrowings under the Third Extension Promissory Note.

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

JUNE 30, 2025

Contingent Business Combination Expenses

In connection with the Company’s proposed Business Combination with Flybondi, the Company has incurred approximately $240,000 in contingent Business Combination related expenses and paid $25,000. The remaining $215,000 is due upon the Closing of the Flybondi Business Combination.

On June 4, 2025, the Company and Flybondi entered into the Mutual Termination Consent, pursuant to which the Company and Flybondi mutually agreed to terminate the Business Combination Agreement and to abandon the transactions contemplated thereby. As the proposed Business Combination has been terminated, the approximately $215,000 in contingent Business Combination related expenses are no longer payable.

As of June 30, 2025 and December 31, 2024, the Company has not recognized these contingent expenses.

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

In connection with the March 2025 Special Meeting, stockholders holding an aggregate of 348,502 shares of Class A Common Stock included in the Units sold in the Company’s Initial Public Offering contingently exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.31 per share for an aggregate redemption amount of approximately $3.94 million. With the termination of the proposed Business Combination with Flybondi, the shares submitted for redemption were not redeemed.

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

As a result of the redemptions in 2024 in connection with the Third Special Meeting, the Company was required to file a return and remit payment for 2024 excise tax liabilities on or before April 30, 2025. On April 30, 2025, the Company filed its 2024 excise tax return. On June 4, 2025, the Company paid $97,300 in connection with the 2024 excise tax, including penalties and interest. At June 30, 2025 and December 31, 2024, the Company reported an Excise Tax Liability of $0 and $95,388, respectively, on the accompanying balance sheets. The liability does not impact the accompanying statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 5 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 2,874,999 shares of Class A Common Stock issued and outstanding, excluding 362,670 shares subject to possible redemption, respectively.

The 2,874,999 shares of Class A Common Stock (consisting of 2,824,999 shares to the Sponsor and 50,000 shares to an Anchor Investor) represent Founder Shares and are subject to, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination, as described in the IPO Registration Statement.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Class B Common Stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there was one share of Class B Common Stock issued and outstanding.

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

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the Warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a30-trading-dayperiod commencing once the Warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

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

INTEGRAL ACQUISITION CORPORATION 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 6 — Fair Value Measurements

As of June 30, 2025 and December 31, 2024, funds in the Trust Account were invested in an interest-bearing demand deposit account. The demand deposit account is carried at fair value, which is generally readily determinable.

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

The Company’s CODM has been identified as the Chief Executive Officer and Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$591,142	$523,160	$1,179,427	$908,571
Interest income	$10,482	$171,811	$46,820	$341,262

	June 30, 2025	December 31, 2024
Cash held in Trust Account	$4,135,011	$4,078,045

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than discussed below.

Since June 30, 2025 through the date of this Report, an aggregate of $21,760 has been deposited into the Trust Account to extend the Combination Period to September 5, 2025 under the Third Extension Promissory Note.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report under “Item 1. Financial Statements”.

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

Recent Developments

Since June 30, 2025 through the date of this Report, an aggregate of $21,760 has been deposited into the Trust Account to extend the Combination Period to September 5, 2025 under the Third Extension Promissory Note.

Termination of Flybondi Business Combination

On October 19, 2023, the Company entered into the Flybondi Business Combination Agreement, as amended on July 2, 2024, October 1, 2024 and April 15, 2026, with Flybondi, FB Parent Holdings, Merger Sub and the Signing Sellers. After the date of the Flybondi Business Combination Agreement, the Joining Sellers may join the Flybondi Business Combination Agreement by executing and delivering a Seller Joinder.

As discussed below, at the March 2025 Special Meeting, our stockholders adopted and approved the Flybondi Business Combination Agreement.

On June 4, 2025, we entered into the Mutual Termination Consent with Flybondi, pursuant to which our Company and Flybondi mutually agreed to terminate the Flybondi Business Combination Agreement and to abandon the transactions contemplated thereby.

March 2025 Special Meeting

On March 28, 2025, we held the March 2025 Special Meeting at which the our stockholders approved, among other things, the NTA Requirement Amendment Proposal and the Flybondi Business Combination Agreement and the transactions contemplated thereby. The proposals are described in more detail in our definitive proxy statement/prospectus filed with the SEC on March 7, 2025. On June 4, 2025, we entered into the Mutual Termination Consent with Flybondi, pursuant to which our Company and Flybondi mutually agreed to terminate the Business Combination Agreement and to abandon the transactions contemplated thereby.

In connection with the March 2025 Special Meeting, stockholders holding an aggregate of 348,502 Public Shares contingently exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.31 per share for an aggregate redemption amount of approximately $3.94 million. With the termination of the proposed Flybondi Business Combination with Flybondi, the Public Shares submitted for redemption were not redeemed.

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

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by further amending our Amended and Restated Charter. Any such amendment would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

Delisting from Nasdaq

On March 21, 2025, Nasdaq filed a Form 25-NSE to delist our securities from Nasdaq. Our Class A Common Stock, Public Warrants, and Units are quoted on the OTC Pink Market under the symbols “INTE,” “INTEW” and “INTEU,” respectively. We remain a reporting entity under the Exchange Act with respect to continued disclosure of financial and operational information.

Results of Operations

As of June 30, 2025, we had not commenced any operations. All activity for the period from February 16, 2021 (inception) through June 30, 2025 relates to our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective and consummation of an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and held in our Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net loss of $571,230, which consisted of operating costs of $591,142 and excise tax interest and penalties of $1,912, partially offset by interest income from the Trust Account of $10,482 and an income tax benefit of $11,342.

For the six months ended June 30, 2025, we had net loss of $1,134,519, which consisted of operating costs of $1,179,427 and excise tax interest and penalties of $1,912, partially offset by interest income from the Trust Account of $46,820.

For the three months ended June 30, 2024, we had net loss of $394,417, which consisted of operating costs of $523,260 and provision from income tax of $43,068, partially offset by interest income from the Trust Account of $171,811.

For the six months ended June 30, 2024, we had net loss of $654,452, which consisted of operating costs of $908,571 and provision from income tax of $87,143, partially offset by interest income from the Trust Account of $341,262.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, we had $21,503 in our operating bank account, and a working capital deficit of $5,564,389.

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

Extension Promissory Notes

In connection with the approval of the First Extension Amendment Proposal at the First Special Meeting, we issued the First Extension Promissory Note on May 8, 2023 in the aggregate principal amount of up to $630,000 to the Sponsor. The First Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we agreed to make monthly deposits of $105,000 into the Trust Account for each calendar month (commencing on May 8, 2023) or portion thereof, that was needed by us to complete an initial Business Combination until November 3, 2023, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) Public Stockholders who elect to have their Public Shares redeemed in connection with the consummation of the Business Combination. At June 30, 2025 and December 31, 2024, we had $355,000 of borrowings under the First Extension Promissory Note.

In connection with the approval of the Charter Amendment Proposals at the Second Special Meeting, we issued the Second Extension Promissory Note on November 8, 2023 in the aggregate principal amount of up to $359,503 to the Sponsor. The Second Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we will continue to deposit $29,959 into the Trust Account for each calendar month (commencing on November 8, 2023 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At June 30, 2025 and December 31, 2024, we had $359,503 of borrowings under the Second Extension Promissory Note.

In connection with the approval of the Third Extension Amendment Proposal at the Third Special Meeting, we issued the Third Extension Promissory Note on November 6, 2024 in the aggregate principal amount of up to $130,561 to the Sponsor. The Third Extension Promissory Note bears no interest and is repayable in full upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, we have deposited and will continue to deposit $10,880 into the Trust Account for each calendar month (commencing on November 6, 2024 and ending on the 5th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 5, 2025, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their Public Shares redeemed in connection with the consummation of the initial Business Combination. At June 30, 2025 and December 31, 2024, we had $87,040 and $21,760, respectively, of borrowings under the Third Extension Promissory Note.

Through June 30, 2025, we had deposited an aggregate of $1,076,544 to fund the Trust Account under the Extension Promissory Notes.

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

On July 10, 2023, we issued the 2023 Promissory Note to the Sponsor in an amount of up to $1,500,000 in connection with the convertible Working Capital Loans. The 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. Additionally, at the option of the Sponsor, the unpaid principle may be converted into warrants at a conversion price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the convertible Working Capital Loans, but no proceeds from the Trust Account would be used to repay the convertible Working Capital Loans. As of June 30, 2025 and December 31, 2024, we owed $1,500,000 under the 2023 Promissory Note and reported the amounts as “Working Capital Loans – convertible” on the balance sheets of the financial statements contained elsewhere in this Report.

On September 12, 2024, we issued the 2024 Promissory Note in the aggregate principal amount of up to $3,000,000 to the Sponsor. The 2024 Promissory Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital and transaction expenses. The 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummates our initial Business Combination and (ii) the date our winding up is effective. At June 30, 2025 and December 31, 2024, we had $922,913 and $531,493, respectively, of borrowings under the 2024 Promissory Note.

Excise Tax Liability

Associated with the proposed Business Combination, Cartesian Escrow Parties provided $900,000 to us for the payment of excise taxes. On October 23, 2024, we filed our excise tax return and paid $1,076,073 using $900,000 acquired from the Cartesian Escrow Parties in association with the Flybondi Business Combination Agreement, along with other funds from our Company.

As a result of the redemptions in 2024 in connection with the Third Special Meeting, the Company was required to file a return and remit payment for 2024 Excise Tax liabilities on or before April 30, 2025. On April 30, 2025, the Company filed its 2024 excise tax return. On June 4, 2025, the Company paid $97,300 in connection with the 2024 excise tax, including penalties and interest. At June 30, 2025 and December 31, 2024, the Company reported an excise tax liability of $0 and $95,388, respectively, on the accompanying balance sheets. The liability does not impact the accompanying statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Services Agreement

On November 2, 2021, we agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Services Agreement. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. Total administrative fee for the three and six months ended June 30, 2025 and 2024 are $60,000 and $120,000 respectively. At June 30, 2025 and December 31, 2024, $100,000 and $120,000, respectively, is reported on the accompanying balance sheets as due to the Sponsor for the administrative fees.

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

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. In the 2024 Annual Report, we reported an uncertain tax position related the deduction of start-up and operating costs for tax return purposes. We amended our 2023 corporate income tax return. As such, the uncertain tax position no longer exists. At June 30, 2025 and December 31, 2024, we reported $0 and $371,214 on the condensed balance sheets contained elsewhere in this Report under “Item 1. Financial Statements” for this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to identified material weaknesses related to errors in fair value calculation of certain financial instruments and lack of controls in connection with accuracy and completeness of unrecorded liabilities and income tax payable, including New York State taxes, and timely review of the difference between the 2023 tax provision and corporate income tax return that resulted in a potential tax liability of $371,214 as of September 30, 2024.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2021 Annual Report, (ii) 2022 Annual Report, (iii) 2023 Annual Report, (iv) 2024 Annual Report, (v) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, September 30, 2023, June 30, 2024 and March 31, 2025, as filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022, May 15, 2023, November 21, 2023, August 7, 2024, November 11, 2024 and May 29, 2025, respectively, (vi) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on October 4, 2024 and (vii) Definitive Proxy Statement Prospectus, as filed with the SEC on March 7, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarterly period covered by the Report.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of the 2021 Annual Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Mutual Termination Consent, dated as of June 4, 2025.(1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 19, 2025	INTEGRAL ACQUISITION CORPORATION 1

	By:	/s/ Enrique Klix
	Name:	Enrique Klix
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)